Form 10-Q
period 2025-09-30
PC CONNECTION INC
filed 2025-10-29
CIK 1050377

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended September 30, 2025

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of October 22, 2025 was 25,245,224.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$187,845	$178,318
Short-term investments	211,354	264,295
Accounts receivable, net	616,704	611,433
Inventories, net	135,018	95,054
Prepaid expenses and other current assets	23,161	17,750
Total current assets	1,174,082	1,166,850
Property and equipment, net	48,064	52,520
Right-of-use assets	1,781	3,077
Goodwill	73,602	73,602
Intangibles, net	1,294	2,209
Other assets	6,697	1,096
Total Assets	$1,305,520	$1,299,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$312,813	$300,242
Accrued payroll	30,483	23,330
Accrued expenses and other liabilities	40,792	47,633
Total current liabilities	384,088	371,205
Deferred income taxes	18,253	15,091
Non-current operating lease liabilities	437	1,552
Other liabilities	—	516
Total Liabilities	402,778	388,364
Stockholders’ Equity:
Common stock	295	294
Additional paid-in capital	143,413	137,036
Retained earnings	888,957	837,466
Accumulated other comprehensive income	85	174
Treasury stock, at cost	(130,008)	(63,980)
Total Stockholders’ Equity	902,742	910,990
Total Liabilities and Stockholders’ Equity	$1,305,520	$1,299,354

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$709,068	$724,717	$2,169,807	$2,093,221
Cost of sales	570,423	589,311	1,766,085	1,703,201
Gross profit	138,645	135,406	403,722	390,020
Selling, general and administrative expenses	108,379	105,365	325,107	315,181
Severance expenses	—	—	2,930	415
Income from operations	30,266	30,041	75,685	74,424
Interest income, net	3,689	4,837	10,805	14,053
Other income	—	1,700	76	1,700
Income before taxes	33,955	36,578	86,566	90,177
Income tax provision	(9,215)	(9,519)	(23,556)	(23,803)
Net income	$24,740	$27,059	$63,010	$66,374

Earnings per common share:
Basic	$0.98	$1.03	$2.46	$2.52
Diluted	$0.97	$1.02	$2.45	$2.50

Shares used in computation of earnings per common share:
Basic	25,354	26,292	25,609	26,334
Diluted	25,489	26,501	25,734	26,518

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Unaudited)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$24,740	$27,059	$63,010	$66,374
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investments, net of tax of $(36) and $24 for the three and nine months ended September 30, 2025, respectively, and net of tax of $(154) and $(105) for the three and nine months ended September 30, 2024, respectively	138	580	(89)	396
Comprehensive income	$24,878	$27,639	$62,921	$66,770

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30, 2025
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Income (Loss)	Shares	Amount	Total
Balance - June 30, 2025	29,438	$294	$141,406	$868,016	$(53)	(4,042)	$(124,843)	$884,820
Stock-based compensation expense	—	—	2,433	—	—	—	—	2,433
Restricted stock units vested	13	1	(1)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(425)	—	—	—	—	(425)
Repurchase of common stock for treasury	—	—	—	—	—	(83)	(5,165)	(5,165)
Dividend declaration ($0.15 per share)	—	—	—	(3,799)	—	—	—	(3,799)
Net income	—	—	—	24,740	—	—	—	24,740
Other comprehensive income, net of tax	—	—	—	—	138	—	—	138
Balance - September 30, 2025	29,451	$295	$143,413	$888,957	$85	(4,125)	$(130,008)	$902,742

	Three Months Ended September 30, 2024
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Income (Loss)	Shares	Amount	Total
Balance - June 30, 2024	29,294	$293	$134,967	$794,942	$(103)	(2,962)	$(55,171)	$874,928
Stock-based compensation expense	—	—	1,999	—	—	—	—	1,999
Restricted stock units vested	16	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(640)	—	—	—	—	(640)
Repurchase of common stock for treasury	—	—	—	—	—	(59)	(3,935)	(3,935)
Dividend declaration ($0.10 per share)	—	—	—	(2,629)	—	—	—	(2,629)
Net income	—	—	—	27,059	—	—	—	27,059
Other comprehensive income, net of tax	—	—	—	—	580	—	—	580
Balance - September 30, 2024	29,310	$293	$136,326	$819,372	$477	(3,021)	$(59,106)	$897,362

See notes to unaudited condensed consolidated financial statements.

	Nine Months Ended September 30, 2025
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Income (Loss)	Shares	Amount	Total
Balance - December 31, 2024	29,390	$294	$137,036	$837,466	$174	(3,090)	$(63,980)	$910,990
Stock-based compensation expense	—	—	7,102	—	—	—	—	7,102
Restricted stock units vested	51	1	(1)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(1,343)	—	—	—	—	(1,343)
Repurchase of common stock for treasury	—	—	—	—	—	(1,035)	(66,028)	(66,028)
Issuance of common stock under Employee Stock Purchase Plan	10	—	619	—	—	—	—	619
Dividend declaration ($0.15 per share)	—	—	—	(11,519)	—	—	—	(11,519)
Net income	—	—	—	63,010	—	—	—	63,010
Other comprehensive loss, net of tax	—	—	—	—	(89)	—	—	(89)
Balance - September 30, 2025	29,451	$295	$143,413	$888,957	$85	(4,125)	$(130,008)	$902,742

	Nine Months Ended September 30, 2024
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive Income (Loss)	Shares	Amount	Total
Balance - December 31, 2023	29,262	$293	$130,878	$760,898	$81	(2,902)	$(51,383)	$840,767
Stock-based compensation expense	—	—	6,196	—	—	—	—	6,196
Restricted stock units vested	39	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(1,285)	—	—	—	—	(1,285)
Repurchase of common stock for treasury	—	—	—	—	—	(119)	(7,723)	(7,723)
Issuance of common stock under Employee Stock Purchase Plan	9	—	537	—	—	—	—	537
Dividend declaration ($0.10 per share)	—	—	—	(7,900)	—	—	—	(7,900)
Net income	—	—	—	66,374	—	—	—	66,374
Other comprehensive income, net of tax	—	—	—	—	396	—	—	396
Balance - September 30, 2024	29,310	$293	$136,326	$819,372	$477	(3,021)	$(59,106)	$897,362

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows provided by Operating Activities:
Net income	$63,010	$66,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,853	9,818
Adjustments to credit losses reserve	1,233	830
Stock-based compensation expense	7,102	6,196
Deferred income taxes	3,185	2,434
Amortization of discount on short-term investments, net	(1,612)	(4,402)
Gain on sale of short-term investments	(76)	—
Loss on disposal of fixed assets	30	49
Changes in assets and liabilities:
Accounts receivable	(6,504)	20,928
Inventories	(39,964)	10,488
Prepaid expenses and other current assets	(4,854)	(3,405)
Other non-current assets	(3,803)	526
Accounts payable	11,905	29,141
Accrued expenses and other liabilities	(485)	9,643
Net cash provided by operating activities	38,020	148,620
Cash Flows provided by (used in) Investing Activities:
Purchases of short-term investments	(155,574)	(255,075)
Proceeds from sale of short-term investments	108,763	—
Maturities of short-term investments	101,328	150,607
Purchases of property and equipment	(5,201)	(5,215)
Net cash provided by (used in) investing activities	49,316	(109,683)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	732	25,204
Repayment of short-term borrowings	(732)	(25,204)
Purchase of common stock for treasury shares	(65,530)	(7,732)
Payments for excise tax on treasury purchases	(36)	—
Dividend payments	(11,519)	(7,900)
Issuance of stock under Employee Stock Purchase Plan	619	537
Payment of payroll taxes on stock-based compensation through shares withheld	(1,343)	(1,285)
Net cash used in financing activities	(77,809)	(16,380)
Increase in cash and cash equivalents	9,527	22,557
Cash and cash equivalents, beginning of period	178,318	144,954
Cash and cash equivalents, end of period	$187,845	$167,511

Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$866	$425
Accrued purchase of treasury shares	$123	$—
Accrued excise tax on treasury purchases	$615	$45
Supplemental Cash Flow Information:
Income taxes paid	$24,837	$24,533
Interest paid	$—	$5

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and nine months ended September 30, 2025 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2025.

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

Included in interest income, net on the condensed consolidated statements of income is interest income on cash equivalents and short-term investments of $3,689 and $10,706 for the three and nine months ended September 30, 2025, respectively, and $4,840 and $14,060 for the three and nine months ended September 30, 2024, respectively.

Treasury Stock, at Cost

The total repurchases for the nine months ended September 30, 2025 and 2024 were recorded as treasury stock of $66,028 and $7,723, respectively. Such costs reflect the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases made after December 31, 2022.

Severance Expenses

The severance expenses recorded for the nine months ended September 30, 2025 and 2024 were related to involuntary reductions in the Company’s workforce to lower the Company’s cost structure and included cash severance and other related termination benefits. The majority of these costs are expected to be paid within a year of the applicable termination. Included in accrued expenses and other liabilities on the condensed consolidated balance sheets as of September 30, 2025 was $1,001 related to unpaid severance expenses.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This guidance provides a practical expedient related to estimating expected credit losses for accounts receivable and contract assets by assuming that current conditions remain unchanged over the life of the asset. This ASU is effective for the Company’s annual reporting periods beginning January 1, 2026, and for interim reporting periods beginning January 1, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This guidance was issued to establish new criteria to be considered for capitalization of software costs under Subtopic 350-40, as well as link the disclosure requirements of Subtopic 360-10 to capitalized costs accounted for under Subtopic 350-40. This ASU is effective for the Company’s annual reporting periods beginning January 1, 2028, and for interim reporting periods beginning January 1, 2029, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Note 2–Revenue

The Company disaggregates revenue from its arrangements with customers by type of products and services, as it believes this method best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended September 30, 2025 and 2024, along with the segment for each category (in thousands).

	Three Months Ended September 30, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$101,460	$87,488	$49,843	$238,791
Desktops	42,120	23,331	14,735	80,186
Software	35,183	41,456	18,490	95,129
Servers/Storage	17,724	23,139	10,413	51,276
Net/Com Products	19,825	17,489	9,449	46,763
Displays and Sound	29,748	21,191	11,885	62,824
Accessories	48,693	24,385	9,334	82,412
Other Hardware/Services	24,991	18,362	8,334	51,687
Total Net sales	$319,744	$256,841	$132,483	$709,068

	Three Months Ended September 30, 2024
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$90,233	$91,757	$77,264	$259,254
Desktops	44,846	17,543	15,193	77,582
Software	29,847	34,478	21,706	86,031
Servers/Storage	11,866	23,106	8,696	43,668
Net/Com Products	24,530	21,186	10,340	56,056
Displays and Sound	38,316	20,682	15,981	74,979
Accessories	35,962	27,020	16,978	79,960
Other Hardware/Services	21,370	16,859	8,958	47,187
Total Net sales	$296,970	$252,631	$175,116	$724,717

The following tables represent a disaggregation of revenue from arrangements with customers for the nine months ended September 30, 2025 and 2024, along with the segment for each category (in thousands).

	Nine Months Ended September 30, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$286,685	$295,909	$174,881	$757,475
Desktops	153,305	75,683	44,614	273,602
Software	92,017	111,218	34,863	238,098
Servers/Storage	57,350	77,556	37,780	172,686
Net/Com Products	61,612	55,000	30,669	147,281
Displays and Sound	82,812	64,094	36,084	182,990
Accessories	132,642	72,560	35,067	240,269
Other Hardware/Services	77,335	56,374	23,697	157,406
Total Net sales	$943,758	$808,394	$417,655	$2,169,807

	Nine Months Ended September 30, 2024
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$270,266	$281,754	$185,962	$737,982
Desktops	135,563	55,766	36,732	228,061
Software	78,595	102,905	36,827	218,327
Servers/Storage	39,924	78,773	30,842	149,539
Net/Com Products	63,599	62,876	30,257	156,732
Displays and Sound	106,845	62,415	43,329	212,589
Accessories	116,139	86,056	36,044	238,239
Other Hardware/Services	67,506	56,153	28,093	151,752
Total Net sales	$878,437	$786,698	$428,086	$2,093,221

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of September 30, 2025 and December 31, 2024 (in thousands).

	September 30, 2025	December 31, 2024
Contract liabilities, which are included in accrued expenses and other liabilities	$7,803	$10,290

Changes in the contract liability balances during the nine months ended September 30, 2025 and 2024 are as follows (in thousands):

2025
Balance at December 31, 2024	$10,290
Cash received in advance and not recognized as revenue	27,290
Amounts recognized as revenue as performance obligations satisfied	(29,777)
Balance at September 30, 2025	$7,803

2024
Balance at December 31, 2023	$4,206
Cash received in advance and not recognized as revenue	18,544
Amounts recognized as revenue as performance obligations satisfied	(14,230)
Balance at September 30, 2024	$8,520

Note 3–Fair Value Measurements

Cash equivalents and short-term investments as of September 30, 2025 and December 31, 2024 consist of the following (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$166,318	$—	$—	$166,318
Short-term investments:
U.S. Government treasury securities	211,245	109	—	211,354
Total	$377,563	$109	$—	$377,672

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$161,094	$—	$—	$161,094
Short-term investments:
U.S. Government treasury securities	264,074	309	(88)	264,295
Total	$425,168	$309	$(88)	$425,389

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

As of September 30, 2025 and December 31, 2024, the fair values of the Company’s investments were all measured using level 1 inputs.

Note 4–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$24,740	$27,059	$63,010	$66,374
Denominator:
Denominator for basic earnings per share	$25,354	$26,292	$25,609	$26,334
Dilutive effect of employee stock awards	135	209	125	184
Denominator for diluted earnings per share	$25,489	$26,501	$25,734	$26,518
Earnings per share:
Basic	$0.98	$1.03	$2.46	$2.52
Diluted	$0.97	$1.02	$2.45	$2.50

For the three and nine months ended September 30, 2025 and 2024, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Note 5–Leases

The Company leases certain facilities from a related party, which is a company affiliated with it through common ownership. The costs for these leases are presented within short-term lease cost in the below table.

As of September 30, 2025, there were no additional significant operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$—	$461	$461	$—	$1,383	$1,383
Short-term lease cost	420	148	568	1,260	444	1,704
Total lease cost	$420	$609	$1,029	$1,260	$1,827	$3,087

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$—	$516	$516	$—	$1,541	$1,541

Weighted-average remaining lease term (in years):
Capitalized operating leases				—	1.47	1.47

Weighted-average discount rate:
Capitalized operating leases				—%	4.33%	4.33%

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$—	$501	$501	$—	$1,445	$1,445
Short-term lease cost	420	140	560	1,261	421	1,682
Total lease cost	$420	$641	$1,061	$1,261	$1,866	$3,127

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$—	$550	$550	$—	$1,527	$1,527

Weighted-average remaining lease term (in years):
Capitalized operating leases				—	2.22	2.22

Weighted-average discount rate:
Capitalized operating leases				—%	4.27%	4.27%

As of September 30, 2025, future lease payments over the remaining term of capitalized operating leases were as follows (in thousands):

For the Years Ended December 31,
2025, excluding the nine months ended September 30, 2025	$521
2026	1,205
2027	237
2028	161
2029	—
Thereafter	—
2,124
Imputed interest	(63)
Lease liability balance at September 30, 2025	$2,061

As of September 30, 2025, the right-of-use, or ROU, asset had a balance of $1,781. The long-term lease liability was $437 and the short-term lease liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets, was $1,624. As of December 31, 2024, the ROU asset had a balance of $3,077. The long-term lease liability was $1,552 and the short-term lease liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets, was $1,805.

Note 6–Accumulated Other Comprehensive Income

Accumulated other comprehensive income, which is included as a component of stockholders’ equity, is comprised of unrealized gains and losses on short-term investments, net of tax. The changes in accumulated other comprehensive income were as follows (in thousands):

Nine Months Ended
September 30, 2025
Balance - December 31, 2024	$174
Other comprehensive income before reclassifications, net of tax	12
Less amounts reclassified from accumulated other comprehensive income, net of tax	101
Net other comprehensive loss	(89)
Balance - September 30, 2025	$85

Nine Months Ended
September 30, 2024
Balance - December 31, 2023	$81
Other comprehensive income before reclassifications, net of tax	477
Less amounts reclassified from accumulated other comprehensive income, net of tax	81
Net other comprehensive income	396
Balance - September 30, 2024	$477

Included in amounts reclassified from accumulated other comprehensive income, net of tax for the nine months ended September 30, 2025 is $76 of realized gain, which is included in “Other income” on the unaudited condensed consolidated statements of income.

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

Segment information applicable to the Company’s operating segments and the related reconciliations to consolidated amounts for the three and nine months ended September 30, 2025 and 2024 are shown below (in thousands):

	Three Months Ended September 30, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$319,744	$256,841	$132,483	$709,068
Cost of sales	271,976	188,779	109,668
Personnel costs	16,626	17,490	9,603
Marketing	895	2,724	675
Allocated corporate overhead	18,999	22,822	11,410
Depreciation and amortization	195	155	22
Other segment expenses[1]	670	1,165	1,730
Operating income (loss)	$10,383	$23,706	$(625)	$33,464
Unallocated Headquarters/Other expenses				(3,198)
Interest income, net				3,689
Income before taxes				$33,955

	Three Months Ended September 30, 2024
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$296,970	$252,631	$175,116	$724,717
Cost of sales	250,753	189,498	149,060
Personnel costs	15,781	17,343	9,794
Marketing	1,228	4,178	739
Allocated corporate overhead	17,767	20,003	10,001
Depreciation and amortization	215	155	22
Other segment expenses[1]	946	1,389	1,158
Operating income	$10,280	$20,065	$4,342	$34,687
Unallocated Headquarters/Other expenses				(4,646)
Interest income, net				4,837
Other income				1,700
Income before taxes				$36,578

1)	Other segment expenses for each of the reportable segments include service contracts/subscriptions, professional fees, facilities operations, credit card fees, and other miscellaneous expenses.

	Nine Months Ended September 30, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$943,758	$808,394	$417,655	$2,169,807
Cost of sales	806,070	606,076	353,939
Personnel costs	49,791	52,927	28,462
Marketing	3,779	10,127	2,334
Allocated corporate overhead	55,358	65,819	32,909
Depreciation and amortization	582	465	67
Other segment expenses[1]	2,947	5,293	6,043
Operating income (loss)	$25,231	$67,687	$(6,099)	$86,819
Unallocated Headquarters/Other expenses				(11,134)
Interest income, net				10,805
Other income				76
Income before taxes				$86,566

Segment assets	$743,554	$620,098	$94,832	$1,458,484
Headquarters/Other assets				(152,964)
Consolidated assets				$1,305,520

	Nine Months Ended September 30, 2024
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$878,437	$786,698	$428,086	$2,093,221
Cost of sales	743,441	596,875	362,885
Personnel costs	46,596	53,430	27,455
Marketing	3,872	12,180	2,734
Allocated corporate overhead	54,582	61,200	30,600
Depreciation and amortization	641	465	68
Other segment expenses[1]	2,948	4,465	2,638
Operating income	$26,357	$58,083	$1,706	$86,146
Unallocated Headquarters/Other expenses				(11,722)
Interest income, net				14,053
Other income				1,700
Income before taxes				$90,177

Segment assets	$717,143	$553,881	$117,728	$1,388,752
Headquarters/Other assets				(103,007)
Consolidated assets				$1,285,745

1)	Other segment expenses for each of the reportable segments include service contracts/subscriptions, professional fees, facilities operations, credit card fees, and other miscellaneous expenses.

The assets of the Company’s three operating segments presented above consist primarily of accounts receivable, net intercompany receivables, goodwill, and other intangibles, net. Assets reported under the Headquarters/Other are managed by corporate headquarters, including cash and cash equivalents, short-term investments, inventories, property and equipment, ROU assets, and intercompany balance, net. As of September 30, 2025 and 2024, total assets for the Headquarters/Other were presented net of intercompany balance eliminations of $51,204 and $64,994, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade its management information systems. These information systems serve all of the Company’s segments, to varying degrees, and accordingly, the CODM does not evaluate capital expenditures on a segment-by-segment basis.

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

Cash receipts were automatically applied against any outstanding borrowings. During the nine months ended September 30, 2025 and 2024, the Company borrowed incremental amounts that were each repaid in full. These borrowings for the nine months ended September 30, 2025 and 2024 totaled $732 and $25,204, respectively; however, at no time were the outstanding borrowings greater than the $50,000 limit under the credit facility. The Company had no outstanding borrowings under the credit facility immediately prior to the expiration of the credit facility, or as of September 30, 2024.

Note 10–Supplier Finance Programs

The Company has agreements with third-party financial institutions, instituted by request of participating suppliers, that allow for the ability to finance payment obligations from the Company. The third-party financial institutions have separate arrangements with the Company’s suppliers and provide them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangements between the third-parties and its suppliers and receives no compensation from the third-party financial institutions. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangements. The payment terms under these arrangements are typical with industry standards and range from 30 to 50 days. The agreements with the financial institutions are collateralized by the inventory purchased through the financing agreements. The Company’s outstanding payment obligations under the supplier finance programs, which are included in accounts payable on the condensed consolidated balance sheets, were $59,981 and $47,763 at September 30, 2025 and December 31, 2024, respectively. The rollforward of the Company’s outstanding obligations confirmed as valid under the supplier finance programs for the nine months ended September 30, 2025 is as follows (in thousands):

2025
Confirmed obligations outstanding at December 31, 2024	$47,763
Invoices confirmed	366,871
Confirmed invoices paid	(354,653)
Confirmed obligations outstanding at September 30, 2025	$59,981

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

Such differences may result from actions taken by us, including expense reduction or strategic initiatives (including reductions in force, capital investments and new or expanded product offerings or services), the execution of our business plans (including our inventory management, cost structure and management and other personnel decisions) or other business decisions, as well as from developments beyond our control, including:

●	macroeconomic factors facing the global economy, including disruptions in or increased volatility of the capital markets, changes in trade policy, which may include the imposition of tariffs or other trade barriers, economic sanctions and economic slowdowns or recessions, government shutdowns, changes in tax policy, rising inflation and changing interest rates modifying our potential for investment income and the timing or reducing the level of investment our customers are willing to make in IT products;
●	substantial competition reducing our market share;
●	significant price competition reducing our profit margins;
●	the loss of any of our major vendors adversely affecting the number or type of products we may offer;
●	virtualization of information technology, or IT, resources and applications, including networks, servers, applications, and data storage disrupting or altering our traditional distribution models;
●	service interruptions at third-party shippers negatively impacting our ability to deliver the products we offer to our customers;
●	increases in shipping and postage costs reducing our margins and adversely affecting our results of operations;
●	loss of key persons or the inability to attract, train and retain qualified personnel adversely affecting our ability to operate our business; and
●	cyberattacks or the failure to safeguard personal information and our IT systems resulting in liability and harm to our reputation.

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

The U.S. administration has announced or imposed a series of tariffs on U.S. trading partners. In response, several countries have threatened or imposed retaliatory measures. The imposition of new tariffs or increases in existing tariffs on goods imported from countries where our suppliers operate could result in increased inventory costs. These cost increases may reduce our margins or require us to raise prices. We continue to assess the impact of the tariffs on our supply chain. In addition, these actions and threatened actions and increased volatility in financial markets may affect customer decisions about the timing or size of IT investments.

If the current government shutdown continues, our net sales may decrease, specifically within our Public Sector Solutions segment, as it would delay government IT investments.

RECENT EVENTS

On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have evaluated the OBBBA’s expected impact on the unaudited condensed consolidated financial statements. As of and for the period ended September 30, 2025, there was an immaterial amount recorded to the balance sheet associated with our deferred income tax balances, primarily through adjustments to deferred tax liabilities and income taxes payable. The OBBBA is not expected to have a material impact on our income statement or annual effective tax rate. We will continue to monitor additional guidance related to the OBBBA as it becomes available.

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$709.1	$724.7	$2,169.8	$2,093.2
Gross margin	19.6%	18.7%	18.6%	18.6%
Selling, general and administrative expenses	15.3%	14.5%	15.0%	15.1%
Income from operations	4.3%	4.1%	3.5%	3.6%

Net sales of $709.1 million for the third quarter of 2025 reflect a decrease of $15.6 million, or 2.2% compared to the third quarter of 2024. The decrease was primarily driven by decreases in net sales of notebooks/mobility, displays and sound, and net/com products of $20.5 million, $12.1 million, and $9.3 million, respectively, as shown in the table in Note 2 “Revenue” in the Notes to our Unaudited Condensed Consolidated Financial Statements. These decreases were partially offset by increases in net sales of software, servers/storage, other hardware/services, desktops, and accessories of $9.1 million, $7.6 million, $4.5 million, $2.6 million, and $2.5 million, respectively. Gross profit for the third quarter of 2025 increased year-over-year by $3.2 million, or 2.4%, to $138.6 million as illustrated in the table and the discussion beginning on page 21 of this Quarterly Report on Form 10-Q. Gross margin increased to 19.6% from 18.7% a year ago. The increase in gross margin was primarily driven by an increase in the amount of software sales recognized on a net basis as these sales are recognized in the financial statements at 100% margin. SG&A expenses as a percentage of net sales increased to 15.3% compared to 14.5% a year ago. The increase in SG&A expenses is primarily due to an increase in personnel costs as shown in the table on page 20 of this Quarterly Report on Form 10-Q. Operating income for the third quarter of 2025 remained substantially the same year-over-year in dollars and increased as a percentage of net sales.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Segment
Enterprise Solutions	45%	41%	44%	42%
Business Solutions	36	35	37	38
Public Sector Solutions	19	24	19	20
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	34%	36%	35%	35%
Desktops	11	11	13	11
Software	13	12	11	11
Servers/Storage	7	6	8	7
Net/Com Products	7	8	7	8
Displays and Sound	9	10	8	10
Accessories	12	11	11	11
Other Hardware/Services	7	6	7	7
Total	100%	100%	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Segment
Enterprise Solutions	14.9%	15.6%	14.6%	15.4%
Business Solutions	26.5	25.0	25.0	24.1
Public Sector Solutions	17.2	14.9	15.3	15.2
Total Company	19.6%	18.7%	18.6%	18.6%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Personnel costs	$84.5	$79.9	$248.6	$239.5
Marketing	4.9	6.2	17.3	18.8
Service contracts/subscriptions	6.2	6.4	19.4	18.1
Professional fees	4.1	3.3	12.2	9.8
Depreciation and amortization	2.9	3.3	8.9	9.8
Facilities operations	1.9	1.9	5.6	5.6
Credit card fees	1.7	1.8	4.7	5.1
Other	2.2	2.6	8.4	8.5
Total SG&A expense	$108.4	$105.4	$325.1	$315.2
As a percentage of net sales	15.3%	14.5%	15.0%	15.1%

Severance Expenses

There were no severance expenses incurred during the three months ended September 30, 2025. During the nine months ended September 30, 2025, we undertook actions to lower our cost structure. In connection with these initiatives, we incurred severance expenses of $2.9 million which included cash severance and other related termination benefits. There were no severance expenses incurred during the three months ended September 30, 2024. We incurred severance expenses of $0.4 million for the nine months ended September 30, 2024.

Year-Over-Year Comparisons

In this section and elsewhere in this Quarterly Report on Form 10-Q we refer to changes in year-over-year results. Unless context otherwise requires, such references refer to changes between the three months ended September 30, 2025 and the three months ended September 30, 2024; and changes between the nine months ended September 30, 2025 and the nine months ended September 30, 2024.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended September 30,
	2025		2024
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$319.8	45.1%	$297.0	41.0%	$22.8	7.7%
Business Solutions	256.8	36.2	252.6	34.9	4.2	1.7
Public Sector Solutions	132.5	18.7	175.1	24.1	(42.6)	(24.3)
Total	$709.1	100.0%	$724.7	100.0%	$(15.6)	(2.2)%
Gross Profit:
Enterprise Solutions	$47.8	14.9%	$46.2	15.6%	$1.6	3.4%
Business Solutions	68.0	26.5	63.1	25.0	4.9	7.8
Public Sector Solutions	22.8	17.2	26.1	14.9	(3.3)	(12.4)
Total	$138.6	19.6%	$135.4	18.7%	$3.2	2.4%

Net sales decreased for the third quarter of 2025 compared to the third quarter of 2024, as explained by the year-over-year changes discussed below:

●	Net sales of $319.8 million for the Enterprise Solutions segment reflect an increase of $22.8 million, or 7.7%. The increase in net sales is primarily due to increases in net sales of accessories, notebooks/mobility, servers/storage, software, and other hardware/services of $12.7 million, $11.2 million, $5.9 million, $5.4 million, and $3.6 million, respectively. These increases were partially offset by decreases in net sales of displays and sound, net/com products, and desktops of $8.6 million, $4.7 million, and $2.7 million, respectively.

●	Net sales of $256.8 million for the Business Solutions segment reflect an increase of $4.2 million, or 1.7%. The increase in net sales is primarily due to increases in net sales of software, desktops, other hardware/services, and displays and sound of $7.0 million, $5.8 million, $1.5 million, and $0.5 million, respectively. These increases were partially offset by decreases in net sales of notebooks/mobility, net/com products, and accessories of $4.3 million, $3.7 million, and $2.6 million, respectively.

●	Net sales of $132.5 million for the Public Sector Solutions segment reflect a decrease of $42.6 million, or 24.3%. Sales to the federal government decreased by $23.0 million, or 44.3%, compared to the prior year quarter, while sales to state and local government and educational institutions decreased by $19.6 million, or 15.9%. The decrease in sales to the federal government was primarily driven by a few large orders in the prior period. The decrease in sales to state and local government and educational institutions was primarily driven by the timing of purchases associated with government funding reductions. The decrease in net sales is primarily due to decreases in net sales of notebooks/mobility, accessories, displays and sound, software, net/com products, other hardware/services, and desktops of $27.4 million, $7.6 million, $4.1 million, $3.2 million, $0.9 million, $0.6 million, and $0.5 million, respectively. These decreases were partially offset by an increase in net sales of servers/storage of $1.7 million.

Gross profit for the third quarter of 2025 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment increased by $1.6 million year-over-year primarily due to the increase in net sales as discussed in the preceding paragraph.

●	Gross profit for the Business Solutions segment increased by $4.9 million year-over-year primarily due to net sales of notebooks/mobility at improved invoice margins primarily as a result of low-margin deals in the prior period.

●	Gross profit for the Public Sector Solutions segment decreased by $3.3 million primarily due to the decrease in net sales as discussed in the preceding paragraph.

Gross margin for the third quarter of 2025 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross margin for the Enterprise Solutions segment decreased by 70 basis points primarily due to a decrease in the amount of software sales recognized on a net basis, as well as reduced software agency fees.

●	Gross margin for the Business Solutions segment increased by 150 basis points primarily due to an increase in the amount of software sales recognized on a net basis.

●	Gross margin for the Public Sector Solutions segment increased by 230 basis points primarily due to an increase in the amount of software sales recognized on a net basis relative to total net sales in the segment.

Selling, general and administrative expenses for the third quarter of 2025 increased both in dollars and as a percentage of net sales compared to the third quarter of 2024. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other expenses are summarized in the table below (dollars in millions):

	Three Months Ended September 30,
	2025		2024
		% of		% of
		Segment		Segment	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Enterprise Solutions	$37.4	11.7%	$35.9	12.1%	$1.5	4.0%
Business Solutions	44.4	17.3	43.1	17.1	1.3	3.0
Public Sector Solutions	23.4	17.7	21.7	12.4	1.7	8.0
Headquarters/Other, unallocated	3.2		4.7		(1.5)	(31.2)
Total	$108.4	15.3%	$105.4	14.5%	$3.0	2.9%

●	SG&A expenses for the Enterprise Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in use of shared Headquarter services and personnel costs of $1.2 million and $0.8 million, respectively, partially offset by decreases in marketing and service contracts/subscriptions of $0.3 million each. SG&A expenses as a percentage of net sales were 11.7% for the Enterprise Solutions segment for the third quarter of 2025, which reflects a decrease of 40 basis points and is primarily due to the increase in net sales discussed above.

●	SG&A expenses for the Business Solutions segment increased year-over-year in dollars but remained substantially the same as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to an increase in use of shared Headquarter services of $2.8 million, partially offset by a decrease in marketing of $1.5 million.

●	SG&A expenses for the Public Sector Solutions segment increased year-over-year both in dollars and as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in use of shared Headquarter services and professional fees of $1.4 million and $0.7 million, respectively, partially offset by a decrease in personnel costs of $0.2 million. SG&A expenses as a percentage of net sales were 17.7% for the Public Sector Solutions segment for the third quarter of 2025, which reflects an increase of 530 basis points and is primarily due to the decrease in net sales discussed above, combined with the increase in SG&A dollars.

●	SG&A expenses for the Headquarters/Other decreased year-over-year by $1.5 million primarily due to an increase in the allocated amounts to the operating segments of $5.5 million, partially offset by an increase in personnel costs of $3.8 million. The Headquarters/Other provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters/Other services are charged to the segments based on their estimated allocation usage of the underlying services.

Income from operations for the third quarter of 2025 was $30.3 million, which was substantially the same as the prior year quarter. Income from operations as a percentage of net sales increased to 4.3% for the third quarter of 2025, compared to 4.1% for the prior year quarter, primarily due to the decrease in net sales, as discussed above.

Interest income, net for the third quarter of 2025 decreased to $3.7 million, compared to $4.8 million for the third quarter of 2024, primarily due to a decrease in interest income of $1.2 million. The decrease in interest income is primarily a result of lower realized interest rates in the current period combined with lower cash equivalent and investment balances in the current period.

Other income was not received during the third quarter of 2025. Other income for the third quarter of 2024 was $1.7 million as a result of a legal settlement received.

Income taxes. Our provision for income taxes for the third quarter of 2025 decreased to $9.2 million, compared to $9.5 million for the third quarter of 2024. Our effective tax rate was 27.1% for the quarter ended September 30, 2025, compared to 26.0% for the quarter ended September 30, 2024. The increase in the effective tax rate was primarily due to non-recurring benefits included in the prior year period.

Net income for the third quarter of 2025 decreased to $24.7 million, compared to $27.1 million for the third quarter of 2024, primarily due to the decrease in other income combined with the decrease in interest income, net, as discussed above.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2025		2024
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$943.8	43.5%	$878.4	42.0%	$65.4	7.4%
Business Solutions	808.4	37.3	786.7	37.6	21.7	2.8
Public Sector Solutions	417.6	19.2	428.1	20.4	(10.5)	(2.4)
Total	$2,169.8	100.0%	$2,093.2	100.0%	$76.6	3.7%
Gross Profit:
Enterprise Solutions	$137.7	14.6%	$135.0	15.4%	$2.7	2.0%
Business Solutions	202.3	25.0	189.8	24.1	12.5	6.6
Public Sector Solutions	63.7	15.3	65.2	15.2	(1.5)	(2.3)
Total	$403.7	18.6%	$390.0	18.6%	$13.7	3.5%

Net sales increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, as explained by the year-over-year changes discussed below:

●	Net sales of $943.8 million for the Enterprise Solutions segment reflect an increase of $65.4 million, or 7.4%. The increase in net sales is primarily due to increases in net sales of desktops, servers/storage, accessories, notebooks/mobility, software, and other hardware/services of $17.7 million, $17.5 million, $16.5 million, $16.4 million, $13.4 million, and $9.9 million, respectively. These increases were partially offset by decreases in net sales of displays and sound and net/com products of $24.0 million and $2.0 million, respectively.

●	Net sales of $808.4 million for the Business Solutions segment reflect an increase of $21.7 million, or 2.8%. The increase in net sales is primarily due to increases in net sales of desktops, notebooks/mobility, software, and displays and sound of $19.9 million, $14.2 million, $8.3 million, and $1.7 million, respectively. These increases were partially offset by decreases in net sales of accessories, net/com products, and servers/storage of $13.5 million, $7.9 million, and $1.2 million, respectively.

●	Net sales of $417.6 million for the Public Sector Solutions segment reflect a decrease of $10.5 million, or 2.4%. Sales to the federal government increased by $19.1 million, or 20.1%, while sales to state and local government and educational institutions decreased by $29.6 million, or 8.9%. The decrease in net sales is primarily due to decreases in net sales of notebooks/mobility, displays and sound, other hardware/services, and software of $11.1 million, $7.2 million, $4.4 million, and $2.0 million, respectively. These decreases were partially offset by increases in net sales of desktops and servers/storage of $7.9 million and $6.9 million, respectively.

Gross profit for the nine months ended September 30, 2025 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment increased by $2.7 million year-over-year primarily due to the increase in net sales as discussed in the preceding paragraph.

●	Gross profit for the Business Solutions segment increased by $12.5 million year-over-year primarily due to net sales of notebooks/mobility at improved invoice margins primarily as a result of low-margin deals in the prior period.

●	Gross profit for the Public Sector Solutions segment decreased by $1.5 million primarily due to the decrease in net sales as discussed in the preceding paragraph.

Gross margin for the nine months ended September 30, 2025 remained substantially the same year-over-year, as explained by the year-over-year changes discussed below:

●	Gross margin for the Enterprise Solutions segment decreased by 80 basis points primarily due to a decrease in the amount of software sales recognized on a net basis, as well as reduced software agency fees.

●	Gross margin for the Business Solutions segment increased by 90 basis points primarily due to an increase in the amount of software sales recognized on a net basis.

●	Gross margin for the Public Sector Solutions segment remained substantially the same year-over-year.

Selling, general and administrative expenses for the nine months ended September 30, 2025 increased in dollars but remained substantially the same as a percentage of net sales compared to the nine months ended September 30, 2024. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other expenses are summarized in the table below (dollars in millions):

	Nine Months Ended September 30,
	2025		2024
		% of		% of
		Segment		Segment	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Enterprise Solutions	$112.5	11.9%	$108.6	12.4%	$3.9	3.5%
Business Solutions	133.0	16.5	131.8	16.8	1.2	1.0
Public Sector Solutions	69.8	16.7	63.5	14.8	6.3	10.0
Headquarters/Other, unallocated	9.8		11.3		(1.5)	(13.1)
Total	$325.1	15.0%	$315.2	15.1%	$9.9	3.1%

●	SG&A expenses for the Enterprise Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in personnel costs, use of shared Headquarter services, and professional fees of $3.2 million, $0.8 million, and $0.5 million, respectively, partially offset by a decrease in service contracts/subscriptions of $0.8 million. SG&A expenses as a percentage of net sales were 11.9% for the Enterprise Solutions segment for the nine months ended September 30, 2025, which reflects a decrease of 50 basis points and is primarily due to the increase in net sales discussed above.

●	SG&A expenses for the Business Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to an increase in the use of shared Headquarter services of $4.6 million, partially offset by decreases in marketing, personnel costs, and credit card fees of $2.1 million, $0.5 million, and $0.4 million, respectively. SG&A expenses as a percentage of net sales were 16.5% for the Business Solutions segment for the nine months ended September 30, 2025, which reflects a decrease of 30 basis points and is primarily due to the increase in net sales discussed above.

●	SG&A expenses for the Public Sector Solutions segment increased year-over-year both in dollars and as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in professional fees, use of shared Headquarter services, and personnel costs of $2.9 million, $2.3 million, and $1.0 million, respectively. SG&A expenses as a percentage of net sales were 16.7% for the Public Sector Solutions segment for the nine months ended September 30, 2025, which reflects an increase of 190 basis points and is primarily due to the decrease in net sales discussed above combined with the increase in SG&A dollars.

●	SG&A expenses for the Headquarters/Other decreased year-over-year primarily due to an increase in the allocated amounts to the operating segments of $7.7 million, as well as decreases in professional fees and depreciation and amortization of $1.0 million and $0.9 million, respectively, partially offset by increases in personnel costs, service contracts/subscriptions, and marketing of $5.4 million, $2.0 million, and $1.1 million, respectively. The Headquarters/Other provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters/Other services are charged to the segments based on their estimated allocation usage of the underlying services.

Severance expenses for the nine months ended September 30, 2025 were $2.9 million, compared to $0.4 million for the nine months ended September 30, 2024. The severance expenses were related to an involuntary reduction in our workforce to lower our cost structure and included cash severance and other related termination benefits.

Income from operations for the nine months ended September 30, 2025 increased to $75.7 million, compared to $74.4 million for the nine months ended September 30, 2024, primarily due to the increase in gross profit, partially offset by the increases in SG&A expenses and severance expenses, as discussed above. Income from operations as a percentage of net sales decreased to 3.5% for the nine months ended September 30, 2025, compared to 3.6% for the nine months ended September 30, 2024, primarily due to the increase in net sales, as discussed above.

Interest income, net for the nine months ended September 30, 2025 decreased to $10.8 million, compared to $14.1 million for the nine months ended September 30, 2024, primarily due to a decrease in interest income of $3.3 million. The decrease in interest income is primarily a result of lower realized interest rates in the current period combined with lower cash equivalent and investment balances in the current period.

Other income for the nine months ended September 30, 2025 was $0.1 million related to a realized gain on sale of short-term investments, compared to $1.7 million for the nine months ended September 30, 2024 as a result of a legal settlement received.

Income taxes. Our provision for income taxes for the nine months ended September 30, 2025 decreased to $23.6 million, compared to $23.8 million for the nine months ended September 30, 2024. Our effective tax rate was 27.2% for the nine months ended September 30, 2025, compared to 26.4% for the nine months ended September 30, 2024. The increase in the effective tax rate was primarily due to non-recurring benefits included in the prior year period.

Net income for the nine months ended September 30, 2025 decreased to $63.0 million, compared to $66.4 million for the nine months ended September 30, 2024, primarily due to the decrease in interest income, net combined with the decrease in other income, partially offset by the increase in income from operations, as discussed above.

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

We expect to meet our cash requirements for the next twelve months and beyond through a combination of cash on hand, short-term investments, and cash generated from operations, as follows:

●	Cash and Cash Equivalents. As of September 30, 2025, we had $187.8 million in cash and cash equivalents.

●	Short-term Investments. As of September 30, 2025, we had $211.4 million in short-term investments.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate positive cash flow.

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

Dividends

A summary of 2025 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.15	February 4, 2025	February 25, 2025	March 14, 2025
$0.15	April 29, 2025	May 13, 2025	May 30, 2025
$0.15	July 29, 2025	August 12, 2025	August 29, 2025

On October 29, 2025, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.15 per share. The dividend will be paid on November 28, 2025 to all stockholders of record as of the close of business on November 11, 2025. The declaration and payment of any future dividends is at the discretion of our Board of Directors and will depend upon our financial position, strategic plans, general business conditions and any other factors deemed relevant by our Board of Directors.

Summary of Sources and Uses of Cash

Cash flows from operating, investing and financing activities for the nine months ended September 30, 2025 and 2024, as reflected in our Unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Quarterly Report on Form 10-Q, are summarized in the following table (in millions):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$38.0	$148.7
Net cash provided by (used in) investing activities	49.3	(109.7)
Net cash used in financing activities	(77.8)	(16.4)
Increase in cash and cash equivalents	$9.5	$22.6

Cash provided by operating activities is summarized as follows (in millions):

	Nine Months Ended September 30,
	2025	2024	Change
Net income	$63.0	$66.4	$(3.4)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.9	9.8	(0.9)
Adjustments to credit losses reserve	1.2	0.8	0.4
Stock-based compensation expense	7.1	6.2	0.9
Deferred income taxes	3.2	2.4	0.8
Amortization of discount on short-term investments, net	(1.6)	(4.4)	2.8
Other adjustments	—	0.2	(0.2)
Changes in assets and liabilities:
Accounts receivable	(6.5)	20.9	(27.4)
Inventories	(40.0)	10.5	(50.5)
Prepaid expenses and other current assets	(4.9)	(3.4)	(1.5)
Other non-current assets	(3.8)	0.5	(4.3)
Accounts payable	11.9	29.1	(17.2)
Accrued expenses and other liabilities	(0.5)	9.6	(10.1)
Net cash provided by operating activities	$38.0	$148.6	$(110.6)

The decrease in net cash from operating activities of $110.6 million for the nine months ended September 30, 2025 was primarily attributable to changes in inventories, accounts receivable, accounts payable, and accrued expenses and other liabilities of $50.5 million, $27.4 million, $17.2 million, and $10.1 million, respectively. The decrease in cash from operating activities attributable to inventories is primarily due to increased inventory purchases related to customer rollouts. The decrease in cash from operating activities attributable to accounts receivable is primarily driven by the timing of collections. The decrease in cash from operating activities attributable to accounts payable and accrued expenses and other liabilities is primarily due to the timing of payments.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	September 30,
(in days)	2025	2024
Days of sales outstanding (DSO)(1)	74	67
Days of supply in inventory (DIO)(2)	22	18
Days of purchases outstanding (DPO)(3)	(50)	(45)
Cash conversion cycle	46	40

(1)	Represents the trade receivable at the end of the quarter divided by average daily net sales for the same three-month period.

(2)	Represents the inventory balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

(3)	Represents the accounts payable balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

The cash conversion cycle increased to 46 days at September 30, 2025, compared to 40 days at September 30, 2024, as evidenced in the above cash conversion table. The increase in DSO is primarily due to the increase in trade receivables as of September 30, 2025 compared to September 30, 2024 combined with the decrease in net sales for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in DIO is primarily due to the increase in inventory as of September 30, 2025 compared to September 30, 2024. The increase in DPO is primarily due to the increase in accounts payable as of September 30, 2025 compared to September 30, 2024.

Cash provided by investing activities for the nine months ended September 30, 2025 consisted of $155.6 million of purchases of U.S. Government treasury securities, $108.8 million of sales of U.S. Government treasury securities, $101.3 million of maturities of U.S. Government treasury securities, and $5.2 million of purchases of property and equipment. These property and equipment expenditures were primarily for computer equipment and capitalized internally developed software in connection with investments in our IT infrastructure. In the prior year period, investing activities consisted of $255.1 million of purchases of U.S. Government treasury securities, $150.6 million of maturities of U.S. Government treasury securities, and $5.2 million of purchases of property and equipment.

Cash used in financing activities for the nine months ended September 30, 2025 consisted primarily of $0.7 million of aggregate borrowings and repayments, $65.5 million of treasury purchases, $11.5 million of dividend payments, $0.6 million of issuances of stock under the Employee Stock Purchase Plan, and $1.3 million of payments of payroll taxes on stock-based compensation through shares withheld. In the prior year period, financing activities consisted of $25.2 million of aggregate borrowings and repayments, $7.7 million of treasury purchases, $7.9 million of dividend payments, $0.5 million of issuances of stock under the Employee Stock Purchase Plan, and $1.3 million of payments of payroll taxes on stock-based compensation through shares withheld.

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

Operating Leases. We lease facilities, including our corporate headquarters and a facility adjacent to our corporate headquarters, from a related party, which is a company affiliated with us through common ownership. The lease agreements of these two Merrimack, New Hampshire facilities have expired. We continue to occupy the facilities on a month-to-month basis under the terms of the prior written lease agreements. It is our intention to enter into a written, long-term lease for the facilities. We also lease facilities from third parties under non-cancelable operating leases. Certain leases require us to pay real estate taxes, insurance, and common area maintenance charges. See “Item 2. Properties” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding our operating leases.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management’s discretion in accordance with applicable federal securities laws. All repurchases of our common stock have been recorded as treasury stock. The following table summarizes information relating to purchases of common stock made by or on our behalf during the quarter ended September 30, 2025 (dollars in thousands, except per share data):

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet Be
	Total Number		Part of Publicly	Purchased Under the Plans
	of Shares	Average Price Paid	Announced Plans or	or Programs
Period	Purchased	Per Share	Programs (1)	(in millions) (1)(2)
07/01/25-07/31/25	22,234	$62.95	22,234	$48.0
08/01/25-08/31/25	48,150	$60.23	48,150	$45.1
09/01/25-09/30/25	13,309	$61.85	13,309	$44.3
	83,693	$61.21	83,693

(1)	We have repurchased in aggregate approximately 4.0 million shares of our common stock for approximately $125.7 million pursuant to the repurchase program approved by our Board of Directors.

(2)	On March 28, 2001, we announced that our Board of Directors authorized the spending of up to $15.0 million to repurchase shares of our common stock. On each of February 11, 2014, December 17, 2018, November 22, 2022, May 1, 2024, and April 30, 2025, our Board of Directors approved increases of $15.0 million, $25.0 million, $25.0 million, $40.0 million, and $50.0 million, respectively, to the repurchase program bringing the aggregate authorized amount under the repurchase program to $170.0 million. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The timing and amount of any share repurchases will be based on market conditions and other factors.

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement (as each term is defined in Item 408(c) of Regulation S-K) during the third quarter of 2025.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Other Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	October 29, 2025	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	October 29, 2025	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)