Form 10-K
period 2025-12-31
PC CONNECTION INC
filed 2026-02-24
CIK 1050377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting shares of common stock held by non-affiliates of the registrant on June 30, 2025, based on $65.78 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $735 million.

The number of shares of the registrant’s Common Stock outstanding as of February 13, 2026 was 25,198,472.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

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

Such differences may result from actions taken by us, including expense reduction or strategic initiatives (including reductions in force, capital investments and new or expanded product offerings or services), the execution of our business plans (including our inventory management, cost structure and management and other personnel decisions) or other business decisions, as well as from developments beyond our control, including:

●	macroeconomic factors facing the global economy, including disruptions in or increased volatility of the capital markets, changes in trade policy, which may include the imposition of tariffs or other trade barriers, economic sanctions and economic slowdowns or recessions, government shutdowns, changes in tax policy, rising inflation and changing interest rates modifying our potential for investment income and the timing thereof or reducing the level of investment our customers are willing to make in IT products;
●	substantial competition reducing our market share;
●	significant price competition reducing our profit margins;
●	the loss of any of our major vendors adversely affecting the number or type of products we may offer;
●	virtualization of information technology, or IT, resources and applications, including networks, servers, applications, and data storage disrupting or altering our traditional distribution models;
●	service interruptions at third-party shippers negatively impacting our ability to deliver the products we offer to our customers;
●	increases in shipping and postage costs reducing our margins and adversely affecting our results of operations;
●	loss of key persons or the inability to attract, train and retain qualified personnel adversely affecting our ability to operate our business; and
●	cyberattacks or the failure to safeguard personal information and our IT systems resulting in liability and harm to our reputation.

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

PART I

Item 1. Business

GENERAL

We are a Fortune 1000 Global Solutions Provider that simplifies IT, guiding the connection between people and technology. Our dedicated account managers partner with customers to design, deploy, and support cutting-edge IT environments using the latest hardware, software, and services. We provide a wide range of IT solutions, from the desktop to the cloud—including computer systems, data center solutions, security, artificial intelligence, or AI, software and peripheral equipment, networking communications, and other products and accessories that we develop internally and secure from manufacturers, distributors, and other suppliers. Our Technology Solutions and Services Organization, or TSSO, and state-of-the-art ISO 9001:2015 SOC 2 Type 2 certified Technology Integration and Distribution Center, or TIDC, offer end-to-end services related to the design, configuration, and implementation of IT solutions. Our team also provides a comprehensive portfolio of managed services and professional services. These services are performed by our personnel and by third-party providers. Our GlobalServe offering ensures worldwide coverage for our multinational customers, delivering global procurement solutions through our network of in-country suppliers in over 150 countries.

The “Connection” brand includes Connection Enterprise Solutions, Connection Business Solutions, and Connection Public Sector Solutions. We united all of our subsidiaries into one cohesive brand, reflecting the promise of our blue arc and our mission to connect people with technology that enhances growth, elevates productivity, and empowers innovation. These entities represent our three operating segments and their respective markets:

●	Connection Enterprise Solutions – serving large enterprise customers

●	Connection Business Solutions – serving small- to medium-sized businesses, or SMBs

●	Connection Public Sector Solutions – serving federal, state, and local government and educational institutions

Financial results for each of our segments are included in the financial statements attached hereto. We generate sales through (i) outbound inside sales and field sales contacts by sales representatives focused on the business, educational, healthcare, retail, manufacturing, and government markets, (ii) our websites, and (iii) direct responses from customers responding to our outreach. We offer a broad selection of over 460,000 products at competitive prices, including products from vendors like Apple, Cisco, Dell Inc., HP Inc., Hewlett-Packard Enterprise, Intel, Lenovo, Microsoft Corporation, and VMware by Broadcom, and we partner with more than 1,600 suppliers. We are able to leverage our state-of-the art logistic capabilities to rapidly ship product to customers.

We strive to identify the unique needs of our corporate, government, educational, and small business customers, and have designed our business processes to enable our customers to effectively manage their IT systems. We provide value by offering our customers efficient design, integration, deployment, and support of their IT environments. As of December 31, 2025, we employed 679 sales representatives. Sales representatives are responsible for managing enterprise, commercial, and public sector accounts, as specialization and a deep understanding of unique customer environments are more important than ever. These sales representatives focus on current and prospective customers and are supported by an increasing number of engineering, technical, and administrative staff through our TSSO. Our Industry Solutions Group, or ISG, provides our sales team and customers with insights and guidance customized to the unique needs of our vertical markets, including healthcare, retail, finance, and manufacturing. We believe that increasing our sales force productivity is important to our future success.

We market our products and services through our websites: www.connection.com, www.connection.com/enterprise, www.connection.com/publicsector, and www.cnxnhelix.com. Our websites provide extensive product information, customized pricing, rich content, and a digital platform for online orders. We are not including the information contained in our websites as part of, or incorporating by reference into, this Annual Report on Form 10-K.

MARKET AND COMPETITION

In the fiscal year ended December 31, 2025, we generated approximately 44.6% of our sales from medium-to-large businesses (Fortune 1000), 37.7% from SMBs, and 17.7% from government and educational institutions.

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

●	Simplifying technology product procurement for corporate customers. We offer Internet-based procurement options to eliminate complexity and enhance customer value, as well as lower the cost of procurement for our customers. We specialize in Internet-based solutions and provide electronic integration between our customers and suppliers.

●	Offering targeted IT solutions. Our customers seek solutions to increasingly complex IT infrastructure demands. To better address their business needs, we have focused our solution service capabilities on several key areas: data and automation, workplace transformation, cloud, cybersecurity, and technology services. Our TSSO is responsible for understanding the infrastructure needs of our customers, and for designing cost-effective technology solutions to address them. We have also partnered with third-party providers to make available a range of IT support services, including asset assessment, implementation, maintenance, and disposal services. We believe we can leverage these focus areas to enable us to capture a greater share of our customers’ IT expenditures.

●	Maintaining a strong brand name and customer awareness. Since our founding in 1982, we have built a strong brand name and customer awareness. We have been named to the Fortune 1000 and the CRN Solution Provider 500 for each of the last twenty-five years. We actively work with our existing customers to become their IT provider of choice for products and enhanced solution services, while seeking to ensure our reputation of high-quality support, tailored marketing programs, and competitive pricing that lead the way to expanding our share of the overall IT market we serve. Through the use of creative, consistent marketing activities, our goal is to strengthen the Connection brand and reinforce our reputation as a trusted IT advisor with a history of innovation and customer-centric service.

●	Maintaining long-standing vendor relationships. Our close partnerships with leading technology manufacturers and vendors provide our team with access to the latest product offerings, training assets, and support resources. We have a history of strong relationships with vendors and were among the first global solutions providers qualified by manufacturers to market computer systems to end users. By working closely with our vendors to provide an efficient channel for the advertising and distribution of their products and solutions, we expect to expand market share and generate opportunities for optimizing partner incentive programs. We promote communication and collaboration with our partner community at every level of our organization, from sales and product management to leadership. We meet regularly with our partners to share feedback and explore strategies to promote greater engagement and better serve our mutual customers.

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

●	Delivering AI and automation solutions. We believe that the AI services we offer can be deployed in tailored, efficient, and cost-effective manners to drive our clients’ success. We currently offer AI workshops, which we deliver to customers, and AI infrastructure design and optimization services for core AI infrastructure. We are currently in the process of expanding these services to include other areas that we believe are relevant to the broader AI ecosystem of development. Working alongside leaders within our partner ecosystem, we are expanding our capabilities and capacity to identify and bring to market the technologies and guidance that customers—across a broad range of industries and specialized verticals—require to ensure a seamless transition into the AI era. We believe our focus on helping customers understand this intricate landscape, discover and define their unique AI value path, and realize AI’s envisioned potential will enable us to serve as a trusted advisor and deliver a holistic approach to AI and automation that encompasses strategy, technical expertise, and integration. We have developed and are investing in a core AI capability that is driven through our CNXN Helix effort, which was launched in 2023 and brings together industry-leading experts, resources, and support designed to help organizations of all sizes realize the benefits of AI and automation. We believe this effort will set the foundation for our expanded capabilities and services within this fast-growing AI ecosystem.

●	Targeting customer segments. Through increased targeted marketing, we seek to expand the number of our active customers and generate additional sales to existing customers by providing more value-added services and solutions. We have also developed digital marketing capabilities, which include but are not limited to digital remarketing, digital buying guides, Google shopping integration, along with social media advertising and search engine optimization. All of these methods also help us to fine tune and optimize our Internet marketing campaigns that focus on select markets, such as healthcare, retail, finance, and manufacturing.

●	Increasing productivity of our sales representatives. We believe that higher sales productivity is the key to leveraging our expense structure and driving future profitability improvements. We invest significant resources in training new sales representatives and providing ongoing training to experienced personnel. Our training and evaluation programs are focused towards assisting our sales personnel in understanding and anticipating our customers’ IT needs, with the goal of fostering loyal customer relationships. We also provide our sales representatives with technical support on more complex sales opportunities through our group of technical solution specialists.

●	Migrating to cloud-based solutions for our customers. Cloud computing is a key driver of new IT spending as our customers seek scalable, cost-effective solutions. We plan to expand our cloud-based solution sales and assist our customers in navigating the complex and growing field of multicloud-solution offerings. This focus on cloud includes investing in the training and certification resources required to help our customers adopt and optimize cloud technologies. Connection is a Microsoft Azure Expert Managed Service Provider—an exclusive designation that requires an intensive auditing process and a proven record of delivering exceptional customer service and in-depth technical expertise around core cloud competencies.

●	Pursuing strategic acquisitions and alliances. We seek acquisitions and alliances that add new customers, strengthen our product and solution offerings, add management talent, and produce operating results which are accretive to our core business earnings.

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

We invest in training programs for our service and support personnel, with an emphasis on putting customer needs and service first. Supplementing our sales force, our TSSO offers in-depth technical support across a wide range of advanced technology solutions. These teams of engineers and solution architects design end-to-end IT solutions tailored to our customers’ unique environments and serve as technology consultants. Our TIDC ensures a superior customer experience, with seamless configuration, deployment, and support services. Product support technicians assist customers with questions concerning compatibility, installation, and more difficult questions relating to product use. The product support technicians authorize customers to return defective or incompatible products to either the manufacturer or to us for warranty service. In-house TIDC technicians perform both warranty and non-warranty repair on most of the major systems and hardware products.

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

MARKETING AND SALES

We sell our solutions through our direct marketing channels to (i) SMBs including small office/home office customers, (ii) government and educational institutions, and (iii) medium-to-large businesses. We strive to be the primary supplier of IT products and solutions to our customers by providing exemplary customer service. We use multiple marketing approaches to reach existing and prospective customers, including:

●	outbound inside sales and field sales;

●	digital and web advertising; and

●	targeted marketing programs to specific market segments.

All of our marketing approaches emphasize our innovative solution offerings, fast delivery, customer support, competitive pricing, and our wide range of services.

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

The Internet supports three key business initiatives for us:

●	Customer choice—We have built our business on the premise that our customers should be able to choose how they interact with us—whether it be by telephone, or through the use of their desktop or mobile device via email or the Internet.

●	Lowering transactions costs—Our website tools include robust product search features and Internet Business Accounts (customized Web pages), which allow customers to quickly and easily find information about products of interest to them. If customers still have questions, they may call our account managers. Such phone calls are typically shorter and have higher close rates than calls from customers who have not visited our websites first.

●	Leveraging the time of experienced sales representatives—Our investments in technology-based sales and service programs allow our sales representatives more time to build and maintain relationships with our customers and to help them to solve their business problems.

Operating Segments. We conduct our business operations through three operating segments: Enterprise Solutions, Business Solutions, and Public Sector Solutions.

Enterprise Solutions Segment. Through our custom-designed Web-based system, we are able to offer our larger corporate customers an efficient and effective method of sourcing, evaluating, purchasing, and tracking a wide variety of IT products and services. Our strategy is to be the primary single source procurement portal for our large corporate customers.

Business Solutions Segment. Our principal target markets in this segment are SMB customers. We use a combination of outbound inside sales, including some on-site sales solicitation by business development managers, and Internet sales through customized Internet Business Accounts, to reach these customers.

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

The following table sets forth the relative distribution of net sales by operating segment for the periods presented:

	Years Ended December 31,
	2025	2024	2023
Operating Segment
Enterprise Solutions	44%	42%	42%
Business Solutions	38	38	38
Public Sector Solutions	18	20	20
Total	100%	100%	100%

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

Customers. We maintain an extensive database of customers and prospects. However, no single customer accounted for more than 10% of our consolidated revenue in 2025, 2024, and 2023. The loss of any single customer would not have a material adverse effect on any of our operating segments. The majority of our backlog historically has been and continues to be open cancelable purchase orders. We do not have individual orders in our backlog that are material to our business, and as a result, we do not believe that backlog as of any particular dates is an indication of future results.

PRODUCTS AND MERCHANDISING

We continuously focus on expanding the breadth of our product and service offerings. We currently offer our customers over 460,000 IT products designed for business applications from more than 1,600 vendors. These products consist of hardware, including devices, peripherals, accessories, servers, storage, and networking products, along with cloud solutions, software and services. We select the products and solutions we sell based upon their technology and effectiveness, market demand, product features, quality, price, margins, and warranties. The following table sets forth our percentage of net sales for major product categories for the periods presented:

	Years Ended December 31,
	2025	2024	2023
Notebooks/Mobility	35%	35%	33%
Desktops	12	11	9
Software	11	10	12
Servers/Storage	8	7	7
Net/Com Products	7	8	10
Displays and Sound	9	10	9
Accessories	11	12	11
Other Hardware/Services	7	7	9
Total	100%	100%	100%

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

PURCHASING AND VENDOR RELATIONS

Product purchases from TD Synnex Corporation, Ingram Micro, Inc., and Microsoft Corporation accounted for approximately 25%, 21%, and 13%, respectively, of our total product purchases in 2025. Product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Dell Inc. accounted for approximately 25%, 23%, and 11%, respectively, of our total product purchases in 2024. Product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Microsoft Corporation accounted for approximately 21%, 19%, and 11%, respectively, of our total product purchases in 2023. No other singular vendor supplied more than 10% of our total product purchases in 2025, 2024, and 2023, as applicable. We believe that, while we may experience some short-term disruption if products from TD Synnex Corporation, Ingram Micro, Inc., Microsoft Corporation, Dell Inc., or any of these vendors become unavailable to us, alternative sources are available.

Products manufactured by Microsoft Corporation, HP Inc., and Dell Inc. represented approximately 16%, 13%, and 12%, respectively, of our total product purchases in 2025. Products manufactured by Microsoft Corporation, HP Inc., and Dell Inc. represented approximately 15%, 12%, and 12%, respectively, of our total product purchases in 2024. Products manufactured by Microsoft Corporation, HP Inc., and Dell Inc. represented approximately 15%, 13%, and 11%, respectively, of our total product purchases in 2023. No other singular product manufacturer produced more than 10% of our total product purchases in 2025, 2024, and 2023, as applicable. We believe that in the event we experience either a short-term or permanent disruption of supply of Microsoft Corporation, HP Inc., or Dell Inc. products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

Throughout the majority of the year, we did not experience any significant challenges or disruptions in the supply chain and products were generally available in adequate supply. Towards the end of the year, a global memory (DRAM and NAND) shortage developed throughout the industry due to high demand from AI solutions. This is expected to extend into 2026. The business impact is yet to be determined.

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

DISTRIBUTION

We fulfill orders from customers both from products we hold in inventory and through drop shipping arrangements with manufacturers and distributors. At our 268,000 square foot technology TIDC in Wilmington, Ohio, we receive and ship inventory, configure and integrate technology solutions, provide depot maintenance and services, and process returned products. The ISO 9001:2015 SOC 2 Type 2 certified TIDC features a state-of-the-art Configuration Lab that completed more than 550,000 custom configurations in 2025—including personal computing devices, servers, mobile devices, and networking hardware. Our technicians maintain extensive certifications and authorizations from all major manufacturers, with more than 90% of the TIDC technicians holding one or more CompTIA certifications. Through the TIDC, we are able to offer customers turnkey solutions for all of their IT needs, including hardware configuration, imaging and provisioning, asset management, remote management, white glove enrollment services, kitting, custom packaging, and depot repair services.

We also place product orders directly with manufacturers and/or distribution companies for drop shipment directly to our customers. Order status with distributors is tracked online and a confirmation of shipment from manufacturers and/or distribution companies is received prior to initial recording of the transaction. Products drop shipped by suppliers were 69%, 69%, and 69%, of net sales in 2025, 2024, and 2023, respectively. Electronic delivery for software licenses were approximately 11%, 10%, and 12% of total net sales in 2025, 2024, and 2023, respectively.

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

COMPETITION

The direct marketing and sale of IT-related products is highly competitive. We compete with other national solutions providers of IT products, including CDW Corporation, SHI, and Insight Enterprises, Inc., who are the current leaders in the space. We also compete with:

●	certain product manufacturers that sell directly to customers as well as some of our own suppliers, such as Apple, Dell Inc., HP Inc., and Lenovo;

●	software publishers, such as Microsoft Corporation, VMware by Broadcom, and Adobe;

●	companies that develop and deliver on bespoke AI projects, such as Palantir and Scale.ai;

●	local and regional VARs;

●	cloud providers, such as Amazon Web Services, Google and Microsoft Corporation;

●	large service providers and system integrators, such as Accenture, CGI, and IBM;

●	communications service providers, such as AT&T and Verizon;

●	various franchisers, office supply superstores, and national computer retailers, such as Office Depot and Staples; and

●	e-tailers, such as Amazon, with more extensive commercial online networks.

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

INTELLECTUAL PROPERTY RIGHTS

Our trademarks include, among others, Connection®, PC Connection®, GovConnection®, MacConnection®, we solve IT®, Everything Overnight®, Mobile Connection®, Cloud Connection®, Education Connection®, MoreDirect™,

CNXN Helix™, WebSPOC®, Softmart®, GlobalServe®, Raccoon Character, Connection Cloud MarkITplace™, ConnectONE™, ConnectNOW™, OneSource™, Quality-as-a-Mindset™, QaaM™, WE SOLVE AI™, and their related logos and all iterations thereof. We intend to use and protect these and our other marks, as we deem necessary. We believe our trademarks have significant value and are an important factor in the marketing of our products. We do not maintain a traditional research and development group, but we work closely with computer product manufacturers and other technology developers to stay abreast of the latest developments in computer technology, with respect to the products we both sell and use. For example, we recognize AI as a potentially transformational force and anticipate that AI will significantly impact our product offerings and the business operations of our clientele in both the short term and long term.

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

Our Public Sector Solutions is also subject to oversight by the U.S. Office of Federal Contract Compliance Programs, or OFCCP, for federal contract compliance, including the following areas:

●	applicant tracking;

●	compliance training;

●	customized databases and forms;

●	glass ceiling and compensation audits;

●	desk and on-site audits;

●	conciliation agreements;

●	disability accessibility for applicants and employees;

●	equal employment opportunity compliance;

●	employment eligibility verification (known as “E-Verify”);

●	internet recruiting and hiring processes;

●	OFCCP administrative enforcement actions;

●	record-keeping requirements; and

●	Sarbanes-Oxley Act of 2002 compliance.

The U.S. federal government routinely revises its procurement practices and adopts new contract statutes, rules and regulations. The U.S. federal government has a broad range of tools available to enforce its procurement law and policies. These include debarring or suspending a particular contractor, certain of its operations and/or individual employees from future government business. Individuals, on behalf of the federal government, may also bring qui tam suits against us for any alleged fraud related to payments under a U.S. federal government contract or program.

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

HUMAN CAPITAL

Our culture is reflected through our employees, who are driven to serve our customers, our partners, our communities and all of our stakeholders. We provide our employees with support, training, and engagement opportunities to build stronger and more inclusive teams. Our culture—and the employees who share that culture with our customers and communities—are essential to our success and our ability to attract and retain top talent. Our Connection Cares initiative, launched in 2021, builds on the company’s long history of inclusivity and social responsibility with working groups focused on key areas: employee recognition; charitable giving; sustainability; and cultivating a welcoming, accepting, and fair workplace. Employees volunteer within these groups to share their ideas, conduct company-wide campaigns, and make a positive impact throughout the company and our wider community. These activities, and the formal structure to support them, help ensure we are able to offer a supportive work environment and corporate culture that today’s workforce demands.

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

●	Oversight and Management. Our Board of Directors understands the importance of our inclusive, performance-driven culture to our ongoing success and is actively engaged with our President and Chief Executive Officer and our Vice President of Legal Services & Administration across a broad range of human capital management topics.

As of December 31, 2025, we employed 2,525 persons (full-time equivalent), of whom 999 (including 320 management and support personnel) were engaged in sales-related activities, 444 were engaged in providing IT services and customer service and support, 665 were engaged in purchasing, marketing, and distribution-related activities, 210 were engaged in the operation and development of management information systems, and 207 were engaged in administrative and finance functions. We believe we have good relations with our employees. Our employees are not represented by a labor union, and, to date, we have never experienced a labor-related work stoppage.

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, or the Exchange Act, and accordingly, we file reports, proxy and information statements, and other information with the Securities and Exchange Commission, or SEC. The SEC maintains a website (http://www.sec.gov) that contains such reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our website address is www.connection.com and our investor relations website is located at https://ir.connection.com/. We are not including the information contained in our website as part of, or incorporating by reference into, this Annual Report on Form 10-K. We make available free of charge through our investor relations website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practical after we electronically file these materials with, or otherwise furnish them to, the SEC.

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

Our business depends on the timely supply of products in order to meet the demands of our customers. Manufacturing interruptions or delays, including as a result of the financial instability or bankruptcy of manufacturers, significant labor disputes such as strikes, armed conflicts, natural disasters, political or social unrest, pandemics or other public health crises, or other adverse occurrences affecting any of our suppliers’ facilities, could disrupt our supply chain. We could experience product constraints due to the failure of suppliers to accurately forecast customer demand, or to manufacture sufficient quantities of product to meet customer demand (including as a result of shortages of product components), among other reasons. For example, a global memory (DRAM and NAND) shortage is expected in 2026. Additionally, the relocation of key distributors utilized in our purchasing model could increase our need for, and the cost of, working capital and have an adverse effect on our business, results of operations or cash flows.

Our supply chain is also exposed to risks related to international operations. While we purchase our products primarily in the markets we serve (for example, products for US customers are sourced in the US), our vendor partners manufacture or purchase a significant portion of the products we sell outside of the US, primarily in Asia. Political, social or economic instability in Asia, or in other regions in which our vendor partners purchase or manufacture the products we sell, could cause disruptions in trade, including exports to the US. Other events related to international activities that could cause disruptions to our supply chain include:

●	the imposition of additional trade law provisions or regulations, the adoption or expansion of trade restrictions, including new or expanded economic sanctions in response to the ongoing conflicts between Russia and Ukraine and in Venezuela and the Middle East;

●	the imposition of additional duties, tariffs and other charges on imports and exports, including any resulting retaliatory tariffs or charges and any reductions in the production of products subject to such tariffs and charges;

●	foreign currency fluctuations; and

●	restrictions on the transfer of funds.

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

Worldwide economic conditions and market volatility as a result of political leadership in certain countries and other disruptions to global and regional economies and markets, including continuing increases in inflation and interest rates, the possibility of recession, or financial market instability, may impact future business activities. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. For example, as discussed in our prior Form 10-K and Form 10-Q filings, our operations were impacted by the COVID-19 pandemic and its related economic challenges. If, for example, a new health epidemic or outbreak were to occur, we likely would experience broad and varied impacts, including potentially to our workforce and supply chain, with inflationary pressures and increased costs, schedule or production delays, market volatility and other financial impacts. More generally, geopolitical, social and economic conditions could result in increased volatility in the United States and worldwide in financial markets and in the economy, as well as other adverse impacts. For example, on February 24, 2022, Russian forces launched significant military actions against Ukraine, and sustained conflict and disruption in the region remains ongoing. Potential impacts related to the conflict include further market disruptions, including significant volatility in commodity prices, credit and capital markets, supply chain and logistics disruptions, adverse global economic conditions resulting from escalating domestic and geopolitical tensions, volatility and fluctuations in foreign currency exchange rates and interest rates, inflationary pressures on raw materials and heightened cybersecurity threats, all of which could adversely impact our business.

We acquire a majority of our products for resale from a limited number of vendors. The loss of any one of these vendors could have a material adverse effect on our business.

We acquire a majority of our products for resale from a limited number of vendors. The loss of any one of these vendors could have a material adverse effect on our business. We acquire products for resale both directly from manufacturers and increasingly indirectly through distributors and other sources. Although we purchase from a diverse vendor base, product purchases from TD Synnex Corporation, Ingram Micro, Inc., and Microsoft Corporation accounted for approximately 25%, 21%, and 13%, respectively, of our total product purchases in 2025. No other singular vendor supplied more than 10% of our total product purchases in the year 2025. If we are unable to acquire products, or if we experienced a change in business relationship with any of these vendors, we could experience a short-term disruption in the availability of products, and such disruption could have a material adverse effect on our results of operations and cash flows.

Products manufactured by Microsoft Corporation, HP Inc., and Dell Inc. represented approximately 16%, 13%, and 12%, respectively, of our total product purchases in 2025. No other singular product manufacturer produced more than 10% of our total product purchases in the year 2025. We believe that in the event we experience either a short-term or permanent disruption of supply of Microsoft Corporation, HP Inc., or Dell Inc. products, such disruption would likely have a material adverse effect on our results of operations and cash flows.

We typically do not have long-term contracts with our vendor partners. As such, substantially all of these arrangements with partners are easily terminable, and there can be no assurance that manufacturers and publishers will continue to sell or will not limit or curtail the availability of their product to resellers like us. Most of our product vendors provide us with trade credit, of which the amount outstanding at December 31, 2025 was $338.2 million. Termination, interruption, or contraction of relationships with our vendors, including a reduction in the level of trade credit provided to us, could have a material adverse effect on our financial position.

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

We use AI in our business, as do certain of our business partners, and challenges with properly managing its use could result in reputational harm, competitive harm, significant unexpected expenses and legal liability, which may adversely affect our results of operations.

Our business utilizes AI and machine learning technologies, which are offered by third parties, to add AI-based applications to our offerings. Our offerings utilize machine learning algorithms, predictive analytics, and other AI technologies. If these AI or machine learning models are incorrectly designed, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws or contracts to which we are a party. If we fail to deploy AI as intended, our competitors may incorporate AI technology into their products or services more successfully than we do, which may impair our ability to effectively compete in the market. In addition, market acceptance of AI and machine learning technologies is uncertain.

Additionally, we are making, and plan to make in the future, investments in adopting AI and machine learning technologies across our business. As a result, the integration of AI into our operations may not be successful despite expending significant time and monetary resources to attempt to do so. Our investments in deploying such technologies may be substantial and may be more expensive than anticipated.

As with many technological innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions around the globe, including Europe and certain U.S. states, have already proposed or enacted laws governing AI. For example, on October 30, 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.

We are reliant on the continued development of electronic commerce and Internet infrastructure development to grow our overall sales.

We continue to have increasing levels of sales made through our e-commerce sites. The online experience for our clients continues to improve, but the competitive nature of the e-commerce channel also continues to increase. Growth of our overall sales is dependent on customers continuing to expand their online purchases in addition to traditional channels to purchase products and services. We cannot accurately predict the rate at which online purchases will expand.

Our success in growing our Internet business will depend in large part upon our development of an increasingly sophisticated e-commerce experience and infrastructure. Increasing customer sophistication requires that we provide additional website features and functionality in order to be competitive in the marketplace and maintain market share. We will continue to iterate our website features, but we cannot predict future trends and required functionality or our adoption rate for customer preferences. As the number of online users continues to grow, such growth may impact the performance of our existing Internet infrastructure, which would adversely impact our business.

We could experience Internet and other system failures which would interfere with our ability to process orders.

We depend on the accuracy and proper use of our management information systems, including our telephone system. Many of our key functions depend on the quality and effective utilization of the information generated by our management information systems, including our ability to:

●	purchase, sell, and ship products efficiently and on a timely basis;

●	manage inventory and accounts receivable collection; and

●	maintain our operations.

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

Patricia Gallup, our principal stockholder, beneficially owned or controlled, in the aggregate, approximately 55% of the outstanding shares of our common stock as of December 31, 2025. Because of her beneficial stock ownership, the stockholder can continue to elect the members of the Board of Directors and decide all matters requiring stockholder approval at a meeting or by a written consent in lieu of a meeting. Similarly, such stockholder can control decisions to adopt, amend, or repeal our charter and our bylaws, or take other actions requiring the vote or consent of our stockholders and prevent a takeover of us by one or more third parties, or sell or otherwise transfer their stock to a third party, which could deprive our stockholders of a control premium that might otherwise be realized by her in connection with an acquisition of our Company. Such control may result in decisions that are not in the best interest of our unaffiliated public stockholders.

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

Item 2. Properties

In December 1997, we entered into a lease agreement for our corporate headquarters located at 730 Milford Road, Merrimack, New Hampshire 03054-4631, with an affiliated company, G&H Post, which is related to us through common ownership, or the Merrimack lease. The Merrimack lease was most recently amended in May 2014 to, among other things, extend the expiration date of the lease to November 2023. We have continued to occupy our corporate headquarters following the expiration of the lease and make rent payments to G&H Post in the amount provided for in the amended Merrimack lease. We have also continued to pay the real estate taxes, insurance, and common area maintenance charges which were required under the Merrimack lease. It is our intention to enter into a written, long-term lease for this facility.

We also entered into a lease for an office facility adjacent to our corporate headquarters in August 2008 from the same affiliated company, G&H Post, or the Second Merrimack lease, which is used by our Public Sector Solutions Segment. The Second Merrimack lease included an initial term of ten years and provided us two options to extend the term of the Second Merrimack lease each for an additional two years. We exercised both options to extend the Second Merrimack lease, extending the lease until July 2022. Following the expiration of the Second Merrimack lease, we have continued to occupy the office facility adjacent to our corporate headquarters and make rent payments to G&H Post in the amount provided for in the Second Merrimack lease. We also have continued to pay the real estate taxes, common area maintenance charges, and insurance premiums which were required under the Second Merrimack lease. It is our intention to enter into a written, long-term lease for this facility.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on March 3, 1998, on the Nasdaq Global Select Market and trades today under the symbol “CNXN”. As of February 13, 2026, there were 25,198,472 shares of our common stock outstanding, held by approximately 36 stockholders of record. This figure does not include an estimate of the number of beneficial holders whose shares are held of record by brokerage firms.

Dividends

The following table summarizes our 2025 quarterly dividends paid (in millions, except per share data):

Dividend per Share	Declaration Date	Record Date	Payment Date	Total Dividend
$0.15	February 4, 2025	February 25, 2025	March 14, 2025	$3.9
$0.15	April 29, 2025	May 13, 2025	May 30, 2025	$3.8
$0.15	July 29, 2025	August 12, 2025	August 29, 2025	$3.8
$0.15	October 28, 2025	November 11, 2025	November 28, 2025	$3.8

On February 4, 2026, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.20 per share. The dividend will be paid on March 6, 2026 to all stockholders of record as of the close of business on February 17, 2026. The declaration and payment of any future dividends is at the discretion of our Board of Directors and will depend upon our financial position, strategic plans, general business conditions and any other factors deemed relevant by our Board of Directors.

Share Repurchase Authorization

Repurchases under our stock repurchase program are made from time to time at management’s discretion in accordance with applicable federal securities laws. All repurchases of our common stock have been recorded as treasury stock. The following table summarizes information relating to purchases of common stock made by or on our behalf during the quarter ended December 31, 2025 (dollars in thousands, except per share data):

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet Be
	Total Number		Part of Publicly	Purchased Under the Plans
	of Shares	Average Price Paid	Announced Plans or	or Programs
Period	Purchased	Per Share	Programs (1)	(in thousands) (1)(2)
10/01/25-10/31/25	110,285	$60.43	110,285	$37,607
11/01/25-11/30/25	61,469	$57.97	61,469	$34,044
12/01/25-12/31/25	7,481	$59.10	7,481	$33,602
	179,235	$59.53	179,235

(1)	As of December 31, 2025, we have repurchased in the aggregate approximately 4.1 million shares of our common stock for approximately $136.4 million pursuant to the repurchase program approved by our Board of Directors.

(2)	On March 28, 2001, we announced that our Board of Directors authorized the spending of up to $15.0 million to repurchase shares of our common stock. On each of February 11, 2014, December 17, 2018, November 22, 2022, May 1, 2024, April 30, 2025, and February 4, 2026, our Board of Directors approved increases of $15.0 million, $25.0 million, $25.0 million, $40.0 million, $50.0 million, and $50.0 million, respectively, to the repurchase program bringing the aggregate authorized amount under the repurchase program to $220.0 million.

There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The timing and amount of any share repurchases will be based on market conditions and other factors.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares our annual percentage change in cumulative total return on shares of our common stock over the past five years with the cumulative total return of companies comprising the NASDAQ Composite Index and the NASDAQ US Benchmark TR Index. This presentation assumes that $100 was invested in shares of the relevant issuers on December 31, 2020, and that dividends received were immediately invested in additional shares of our common stock. The graph plots the value of the initial $100 investment at one-year intervals for the fiscal years shown. Measurement points are December 31, 2020, December 31, 2021, December 31, 2022, December 31, 2023, December 31, 2024, and December 31, 2025.

	Base Period	Years Ended December 31,
Company Name / Index	December 31, 2020	2021	2022	2023	2024	2025
PC Connection, Inc.	$100.00	$93.75	$102.57	$147.95	$153.36	$129.07
Nasdaq Stock Market-Composite	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
Nasdaq US Benchmark TR Index	$100.00	$125.89	$101.05	$127.76	$159.03	$186.96

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to promote an understanding of our results of operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. This section discusses the results of operations for the year ended December 31, 2025 and year-to-year comparison between the year ended December 31, 2025 and the year ended December 31, 2024. Discussion of the year ended December 31, 2024 and the year-to-year comparison between the year ended December 31, 2024 and the year ended December 31, 2023 can be found in Part II, Item 7 “Management’s Discussions and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024. Our MD&A also includes discussion of certain forward-looking trends and other statements that predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See “Cautionary Note Concerning Forward-Looking Statements” and “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

OVERVIEW

We are a Fortune 1000 Global Solutions Provider that simplifies IT, guiding the connection between people and technology. Our dedicated account managers partner with customers to design, deploy, and support cutting-edge IT environments using the latest hardware, software, and services. We provide a wide range of IT solutions, from the desktop to the cloud—including computer systems, data center solutions, security, AI, software and peripheral equipment, networking communications, and other products and accessories that we develop internally and secure from manufacturers, distributors, and other suppliers. Our TSSO and state-of-the-art ISO 9001:2015 SOC 2 Type 2 certified TIDC offer end-to-end services related to the design, configuration, and implementation of IT solutions. Our team also provides a comprehensive portfolio of managed services and professional services. These services are performed by our personnel and by third-party providers. Our GlobalServe offering ensures worldwide coverage for our multinational customers, delivering global procurement solutions through our network of in-country suppliers in over 150 countries.

The “Connection” brand includes Connection Enterprise Solutions, Connection Business Solutions, and Connection Public Sector Solutions, which provide IT solutions and services to enterprise, SMBs, and public sector markets.

Financial results for each of our segments are included in the financial statements attached hereto. We generate sales through (i) outbound inside sales and field sales contacts by sales representatives focused on the business, educational, healthcare, retail, manufacturing, and government markets, (ii) our websites, and (iii) direct responses from customers responding to our advertising media. We offer a broad selection of over 460,000 products at competitive prices, including products from vendors like Apple, Cisco, Dell Inc., HP Inc., Hewlett-Packard Enterprise, Intel, Lenovo, Microsoft Corporation, and VMware by Broadcom, and we partner with more than 1,600 suppliers. We are able to leverage our state-of-the art logistic capabilities to rapidly ship product to customers.

As a value-added reseller in the IT supply chain, we do not manufacture IT hardware or software products. We are dependent on our suppliers—manufacturers and distributors that historically have only sold to resellers rather than directly to end users. However, certain manufacturers have, on multiple occasions, sold or attempted to sell directly to our customers, and in some cases, have restricted our ability to sell their products directly to certain customers, thereby attempting to and, in some cases successfully, eliminate our role. We believe that the success of these direct sales efforts by manufacturers will depend on their ability to meet our customers’ ongoing demands and provide solutions to meet their needs. We believe more of our customers are seeking out comprehensive and integrated IT solutions, rather than the ability to acquire specific IT products on a one-off basis. Our advantage is our ability to be product-neutral and provide a broader combination of products, services, and advice tailored to our customers’ individual needs. By providing customers with customized solutions from a variety of manufacturers, we believe we can mitigate the negative impact of continued direct sales initiatives from individual manufacturers. Through the formation of our TSSO, we are able to provide customers complete IT solutions, from identifying their needs, to designing, developing, and managing the integration of products and services to implement their IT projects. Such service offerings carry higher margins than traditional product sales. Additionally, the technical certifications of our service engineers permit us to offer higher-end, more complex products that generally carry higher gross margins. We expect these service offerings and technical certifications to continue to play a role in sales generation and gross margin improvements in this competitive environment.

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

Our investments in IT infrastructure are designed to enable us to operate more efficiently and provide our customers enhanced functionality.

Trends and Key Factors Affecting our Financial Performance

●	As the AI market continues to evolve, it is difficult to predict and forecast its potential impact on our business and results of operations in the future. We may be required to make significant investments to keep up with increasing competition surrounding AI. Additionally, potential issues with the AI products we sell could have an adverse effect on our business and results of operations in the future.

●	Inflation due to, among other things, higher interest rates and the uncertain economic environment, impacts product costs and wages. The increased product costs and wages due to inflation may adversely affect our business, financial condition and results of operations. If product costs and wages increase significantly or for an extended period of time, we may not be able to adjust prices to sufficiently offset the effect of the various cost increases without negatively impacting customer demand.

●	The Federal Reserve decreased interest rates in 2025, but it is uncertain whether interest rates will remain the same, decrease, or increase in 2026. Should we need to borrow in the future, we may be exposed to high interest rates. Additionally, if interest rates were to decrease, our interest income on our cash equivalents and short-term investments would also decrease.

●	The impact of tariffs remains uncertain. If the economic impact of any imposed tariff is passed through to us by our vendors, our results of operations could be impacted.

●	Changes in partner funding programs could change the amount of incentives received by us, which could impact our results of operations.

●	The possibility of a U.S. Government shutdown could adversely impact our results of operations, particularly within our Public Sector Solutions segment.

KEY OPERATING METRIC

Gross Billings

We utilize key operating metrics to track and assess the performance of our business, including gross billings. Gross billings is the total dollar value of goods and services billed during the period, net of customer returns, credit memos, and any applicable sales or other taxes and includes agency fees, and freight. As certain transactions are recognized on a net basis, gross billings include amounts not recognized in net sales.

We use the gross billings operating metric for planning, forecasting, and evaluating the sales performance of our operating segments by providing insight into the total value of our business transactions. We believe that gross billings provides the same insight to investors.

The following table sets forth the gross billings for each of our operating segments and our consolidated entity (in millions):

	Years Ended December 31,
	2025	2024	2023
Gross billings
Enterprise Solutions	$1,687.4	$1,558.7	$1,547.9
Business Solutions	1,691.5	1,632.1	1,601.7
Public Sector Solutions	755.2	836.1	823.3
Total gross billings	$4,134.1	$4,026.9	$3,972.9

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated (dollars in millions):

	Years Ended December 31,
	2025	2024	2023
Net sales	$2,872.7	$2,802.1	$2,850.6
Gross margin	18.8%	18.6%	18.0%
Selling, general and administrative expenses	15.1%	15.1%	14.2%
Income from operations	3.5%	3.5%	3.6%

Net sales of $2,872.7 million in 2025 reflected an increase of $70.6 million compared to 2024, which was driven by higher net sales for our Enterprise Solutions and Business Solutions segments as shown in the table on page 34 of this Annual Report on Form 10-K. The increase in net sales was primarily driven by an increase in net sales of desktops of $53.5 million, as well as increase in net sales of advanced technology categories including software and servers/storage of $35.7 million and $15.3 million, respectively. These increases were partially offset by decreases in net sales of displays and sound, net/com products, and accessories of $22.4 million, $8.6 million, and $3.6 million, respectively, as shown in Note 2, “Revenue” to the consolidated financial statements. Gross profit increased year-over-year by $19.5 million as illustrated in the table and the discussion beginning on page 34 of this Annual Report on Form 10-K. Gross margin increased year-over-year by 20 basis points as shown in the above table. The increase in gross margin was primarily due to improved invoice margins in servers/storage, net/com products, and notebooks/mobility primarily as a result of higher-margin deals in the current year, combined with an increase in the amount of software sales recognized on a net basis as these sales are recognized in the financial statements at 100% margin. SG&A expenses as a percentage of net sales remained substantially the same year-over-year. Operating income as a percentage of net sales remained substantially the same year-over-year.

Sales Distribution

The following table sets forth our percentage of net sales by operating segment and product mix:

	Years Ended December 31,
	2025	2024	2023
Operating Segment
Enterprise Solutions	44%	42%	42%
Business Solutions	38	38	38
Public Sector Solutions	18	20	20
Total	100%	100%	100%

Product Mix
Notebooks/Mobility	35%	35%	33%
Desktops	12	11	9
Software	11	10	12
Servers/Storage	8	7	7
Net/Com Products	7	8	10
Displays and Sound	9	10	9
Accessories	11	12	11
Other Hardware/Services	7	7	9
Total	100%	100%	100%

Gross Margins

The following table summarizes our overall gross margins, as a percentage of net sales, for the last three years:

	Years Ended December 31,
	2025	2024	2023
Operating Segment
Enterprise Solutions	14.5%	15.2%	14.9%
Business Solutions	25.2	24.1	23.0
Public Sector Solutions	16.0	15.3	14.9
Total Company	18.8%	18.6%	18.0%

Cost of Sales

Cost of sales includes the invoice cost of the product, direct employee and third-party cost of services, direct costs of packaging, inbound and outbound freight, and provisions for inventory obsolescence, adjusted for discounts, rebates, and other vendor allowances.

Operating Expenses

The following table reflects our most significant operating expenses for the last three years (dollars in millions):

	Years Ended December 31,
	2025	2024	2023
Personnel costs	$330.8	$320.6	$311.6
Marketing	24.8	25.1	22.4
Service contracts/subscriptions	26.0	24.5	21.0
Professional fees	15.4	12.9	12.9
Depreciation and amortization	11.7	13.0	12.7
Facilities operations	7.5	7.6	8.2
Credit card fees	6.1	6.7	6.7
Other	11.7	11.9	10.4
Total SG&A expense	$434.0	$422.3	$405.9
As a percentage of net sales	15.1%	15.1%	14.2%

Severance expenses and other charges

During the years ended December 31, 2025, 2024, and 2023, we undertook actions to lower our cost structure. In connection with these initiatives, we incurred severance expenses and other charges of $6.0 million, $0.4 million, and $2.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. The severance expenses and other charges were primarily related to voluntary and involuntary reductions in the Company’s workforce. Both the voluntary and involuntary reductions included cash severance and other related termination benefits. The majority of each of these costs are expected to be paid within a year of termination and any unpaid balances are included in accrued payroll on the consolidated balance sheets as of December 31, 2025.

YEAR-OVER-YEAR COMPARISONS

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Changes in net sales and gross profit by operating segment are shown in the following table (dollars in millions):

	Years Ended December 31,
	2025		2024
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$1,282.4	44.6%	$1,181.2	42.2%	$101.2	8.6%
Business Solutions	1,081.8	37.7	1,049.1	37.4	32.7	3.1
Public Sector Solutions	508.5	17.7	571.8	20.4	(63.3)	(11.1)
Total	$2,872.7	100.0%	$2,802.1	100.0%	$70.6	2.5%
Gross Profit:
Enterprise Solutions	$185.9	14.5%	$180.0	15.2%	$5.9	3.3%
Business Solutions	272.1	25.2	252.4	24.1	19.7	7.8
Public Sector Solutions	81.3	16.0	87.4	15.3	(6.1)	(6.9)
Total	$539.3	18.8%	$519.8	18.6%	$19.5	3.8%

Net sales increased by 2.5% to $2,872.7 million in 2025, as explained below:

●	Net sales of $1,282.4 million for the Enterprise Solutions segment reflect an increase of $101.2 million, or 8.6% year-over-year, primarily due to increases in net sales of notebooks/mobility, desktops, servers/storage, accessories, software, and other hardware/services of $26.6 million, $21.8 million, $20.8 million, $20.4 million, $19.2 million, and $10.6 million, respectively. These increases were partially offset by decreases in net sales of displays and sound and net/com products of $12.2 million and $6.0 million, respectively.

●	Net sales of $1,081.8 million for the Business Solutions segment reflect an increase of $32.7 million, or 3.1% year-over-year, primarily due to increases in net sales of desktops, notebooks/mobility, and software of $23.9 million, $23.5 million, and $15.7 million, respectively. These increases were partially offset by decreases in net sales of accessories and servers/storage of $16.4 million and $14.4 million, respectively.

●	Net sales of $508.5 million for the Public Sector Solutions segment reflect a decrease of $63.3 million, or 11.1% year-over-year. The decrease was primarily driven by decreases in sales to state and local government and educational institutions of $40.0 million and sales to the federal government of $23.3 million. The decrease in net sales was primarily driven by decreases in net sales of notebooks/mobility, displays and sound, other hardware/services, and accessories of $50.7 million, $12.7 million, $8.9 million, and $7.7 million, respectively. These decreases were partially offset by increases in net sales of servers/storage and desktops of $9.0 million and $7.8 million, respectively.

Gross profit increased by 3.8% to $539.3 million in 2025, as explained below:

●	Gross profit for the Enterprise Solutions segment increased by $5.9 million, or 3.3% year-over-year as referenced in the above table, primarily as a result of the increase in net sales as discussed in the preceding paragraph.

●	Gross profit for the Business Solutions segment increased by $19.7 million, or 7.8% year-over-year as referenced in the above table, primarily as a result of improved invoice margins in notebooks/mobility primarily due to low-margin deals in the prior year.

●	Gross profit for the Public Sector Solutions segment decreased by $6.1 million, or 6.9% year-over-year as referenced in the above table, primarily as a result of the decrease in net sales as discussed in the preceding paragraph.

Gross margin increased by 20 basis points to 18.8% in 2025, as explained below:

●	Gross margin for the Enterprise Solutions segment decreased by 70 basis points compared to the prior year primarily due to a decrease in the amount of software sales recognized on a net basis, as well as reduced software agency fees.

●	Gross margin for the Business Solutions segment increased by 110 basis points compared to the prior year primarily due to an increase in the amount of software sales recognized on a net basis.

●	Gross margin for the Public Sector Solutions segment increased by 70 basis points compared to the prior year primarily due to an increase in the amount of software sales recognized on a net basis relative to total sales in the segment.

SG&A expenses in 2025 increased year-over-year in dollars but remained substantially the same as a percentage of net sales. SG&A expenses attributable to our three operating segments and the remaining unallocated Headquarters/Other expenses are summarized below (dollars in millions):

	Years Ended December 31,
	2025		2024
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$150.4	11.7%	$146.0	12.4%	$4.4	3.0%
Business Solutions	179.3	16.6	175.6	16.7	3.7	2.1
Public Sector Solutions	90.7	17.8	85.1	14.9	5.6	6.6
Headquarters/Other, unallocated	13.6		15.6		(2.0)	(12.9)
Total	$434.0	15.1%	$422.3	15.1%	$11.7	2.8%

●	SG&A expenses for the Enterprise Solutions segment increased in dollars but decreased as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily attributable to increases in personnel costs and the use of shared Headquarter services of $4.1 million and $1.7 million, respectively, partially offset by a decrease in service contracts/subscriptions of $1.0 million. SG&A expenses as a percentage of net sales were 11.7% for the Enterprise Solutions segment for the year ended December 31, 2025, which reflects a decrease of 70 basis points and is primarily due to the increase in net sales discussed above.

●	SG&A expenses for the Business Solutions segment increased in dollars but remained substantially the same as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily attributable to an increase in the use of shared Headquarter services of $6.6 million, partially offset by decreases in personnel costs, other expenses, marketing, and credit card fees of $0.9 million, $0.8 million, $0.5 million, and $0.4 million, respectively.

●	SG&A expenses for the Public Sector Solutions segment increased both in dollars and as a percentage of net sales. The year-over-year increase in SG&A dollars was primarily attributable to increases in the use of shared Headquarter services, professional fees, and other expenses of $3.3 million, $2.7 million, and $0.6 million, respectively, partially offset by a decrease in marketing of $0.7 million. SG&A expenses as a percentage of net sales were 17.8% for the Public Sector Solutions segment for the year ended December 31, 2025, which reflects an increase of 290 basis points and is primarily due to the decrease in net sales discussed above combined with the increase in SG&A expenses.

●	SG&A expenses for the Headquarters/Other decreased by $2.0 million primarily due to an increase in the allocated amounts to the operating segments of $11.6 million and a decrease in depreciation and amortization of $1.2 million, partially offset by increases in personnel costs, service contracts/subscriptions, and marketing of $7.2 million, $2.3 million, and $1.2 million, respectively. The Headquarters/Other provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters/Other services are charged to the segments based on their estimated allocation usage of the underlying services.

Severance expenses and other charges for the year ended December 31, 2025 were $6.0 million, compared to $0.4 million for the same period in the prior year. The severance expenses and other charges were related to voluntary and involuntary reductions in our workforce. Both the voluntary and involuntary reductions included cash severance and other related termination benefits.

Income from operations for the year ended December 31, 2025 increased to $99.3 million, compared to $97.1 million for the same period in the prior year, primarily due to increase in gross profit, partially offset by the increases in SG&A expenses and severance expenses and other charges, as discussed above. Income from operations as a percentage of net sales remained substantially the same for the year ended December 31, 2025, compared to the prior year.

Interest income, net for the year ended December 31, 2025 decreased to $14.4 million, compared to $18.7 million for the same period in the prior year, primarily due to a decrease in interest income of $4.4 million as a result of lower realized interest rates in the current year combined with lower cash equivalent and investment balances in the current year.

Other income for the year ended December 31, 2025 was $0.1 million as a result of a realized gain on sale of short-term investments, compared to $1.7 million for the same period in the prior year as a result of a legal settlement received.

Income taxes. Our provision for income taxes for the year ended December 31, 2025 was $30.0 million, compared to $30.4 million for the same period in the prior year. The decrease in our provision for income taxes was primarily due to the decrease in income before taxes, partially offset by a decreased benefit in stock-based compensation. Our effective tax rate was 26.4% for the year ended December 31, 2025, compared to 25.9% for the year ended December 31, 2024. The increase in our effective tax rate is primarily due to the decreased benefit in stock-based compensation.

Net income for the year ended December 31, 2025 decreased to $83.7 million, compared to $87.1 million for the same period in the prior year, primarily due to the decreases in interest income, net and other income, as discussed above.

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

We expect to meet our cash requirements for 2025 and beyond through a combination of cash on hand, short-term investments, and cash generated from operations, as follows:

●	Cash on Hand. As of December 31, 2025, we had $193.2 million in cash and cash equivalents.

●	Short-term Investments. As of December 31, 2025, we had $213.5 million in short-term investments.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate positive cash flow.

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

Summary Sources and Uses of Cash

The following table summarizes our sources and uses of cash over the last three years (in millions):

	Years Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$65.5	$173.9	$197.9
Net cash provided by (used in) investing activities	42.8	(115.3)	(160.2)
Net cash used in financing activities	(93.4)	(25.2)	(15.7)
Increase in cash and cash equivalents	$14.9	$33.4	$22.0

Cash provided by operating activities is summarized as follows (in millions):

	Years Ended December 31,
	2025	2024	Change
Net income	$83.7	$87.1	$(3.4)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.7	13.0	(1.3)
Adjustments to credit losses reserve	1.9	1.9	—
Stock-based compensation expense	9.3	8.5	0.8
Deferred income taxes	4.8	(0.8)	5.6
Amortization of discount on short-term investments, net	0.6	(4.2)	4.8
Other adjustments	—	—	—
Changes in assets and liabilities:
Accounts receivable	(38.4)	(6.5)	(31.9)
Inventories	(48.5)	29.1	(77.6)
Prepaid expenses and other current assets	(4.3)	2.7	(7.0)
Other non-current assets	(4.1)	0.6	(4.7)
Accounts payable	38.1	36.5	1.6
Accrued expenses and other liabilities	10.7	6.0	4.7
Net cash provided by operating activities	$65.5	$173.9	$(108.4)

The decrease in net cash from operating activities of $108.4 million for the year ended December 31, 2025 was primarily attributable to changes in inventories and accounts receivable of $77.6 million and $31.9 million, respectively. The decrease in cash from operating activities attributable to inventories is primarily due to increased inventory purchases related to customer rollouts. The decrease in cash from operating activities attributable to accounts receivable is primarily driven by the timing of customer deliveries.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	December 31,
(in days)	2025	2024
Days of sales outstanding (DSO)(1)	76	72
Days of supply in inventory (DIO)(2)	23	15
Days of purchases outstanding (DPO)(3)	(54)	(47)
Cash conversion cycle	45	40

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

The cash conversion cycle increased to 45 days for the quarter ended December 31, 2025, compared to 40 days for the quarter ended December 31, 2024, as evidenced in the above cash conversion table. The increase in DSO is primarily due to the increase in accounts receivable as of December 31, 2025 compared to December 31, 2024. The increase in DIO is primarily due to the increase in inventory as of December 31, 2025 compared to December 31, 2024. The increase in DPO is primarily due to the increase in accounts payable as of December 31, 2025 compared to December 31, 2024.

Cash provided by investing activities for the year ended December 31, 2025 consisted of $264.1 million of purchases of short-term U.S. Government treasury securities, $108.8 million of sales of U.S. Government treasury securities, $205.6 million of maturities of U.S. Government treasury securities, and $7.4 million of purchases of property and equipment. The property and equipment expenditures were primarily for computer equipment and capitalized internally-developed software in connection with investments in our IT infrastructure. Cash used in investing activities for the prior year consisted of $358.3 million of purchases of short-term U.S. Government treasury securities, $250.6 million of maturities of U.S. Government treasury securities, and $7.6 million of purchases of property and equipment.

Cash used in financing activities for the year ended December 31, 2025 consisted primarily of $0.7 million of aggregate borrowings and repayments under our credit facility, $76.3 million of treasury repurchases, $15.3 million of dividend payments, $1.2 million of issuances of stock under the 1997 Employee Stock Purchase Plan, and $3.0 million of payroll taxes on stock-based compensation through shares withheld. In the prior year period, financing activities consisted of $26.1 million of aggregate borrowings and repayments under our credit facility, $12.4 million of treasury repurchases, $10.5 million of dividend payments, $1.1 million of issuances of stock under the 1997 Employee Stock Purchase Plan, and $3.4 million of payroll taxes on stock-based compensation through shares withheld.

Debt Instruments, Contractual Agreements, and Related Covenants

Below is a summary of certain provisions of our credit facility and other contractual obligations. For more information about our obligations, commitments, and contingencies, see our consolidated financial statements and the accompanying notes included in this annual report.

Credit Facility. Our credit facility collateralized by our accounts receivable expired March 31, 2025. We did not elect to extend or replace this credit facility given our significant cash, cash equivalent, and short-term investment balances. Amounts outstanding under this facility bore interest at the greatest of (i) the prime rate (7.50% at March 31, 2025), (ii) the federal funds effective rate plus 0.50% per annum, and (iii) the daily Secured Overnight Financing Rate, or SOFR, plus 1.00% per annum, but at no time less than 1.00% per annum. While we used this credit facility from time to time, we did not have any borrowings outstanding immediately prior to the expiration of the credit facility nor at December 31, 2024.

Cash receipts were automatically applied against any outstanding borrowings. Any excess cash on account could either remain on account to generate earned credits to offset up to 100% of cash management fees, or be invested in short-term qualified investments. Borrowings under the credit facility were classified as current in our consolidated balance sheets.

Supplier Finance Programs. We have entered into agreements with financial institutions to facilitate the purchase of inventory from designated suppliers under certain terms and conditions to enhance liquidity. We do not incur any interest or other incremental expenses associated with these agreements as balances are paid when they are due. See Note 16, “Supplier Finance Programs” to the consolidated financial statements for additional information.

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

Amounts recognized on a net basis included in net sales for such third-party services, agency sales, and off-premise software transactions were $138.8 million, $147.5 million, and $141.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

We provide our customers with a limited thirty-day right of return, which is generally limited to defective merchandise, and gives rise to variable consideration. Revenue is recognized based on the most likely amount to which we are expected to be entitled. The estimated variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur once the uncertainty is resolved. We make estimates of product returns based on significant historical experience. We record our sales return reserve as a reduction of revenues and either as reduction of accounts receivable or, for customers who have already paid, as accrued expenses and as a reduction of cost of sales and an associated right of return asset. At December 31, 2025, we recorded sales reserves of $3.4 million and $0.1 million as components of accounts receivable and accrued expenses, respectively. At December 31, 2024, we recorded sales reserves of $3.8 million and $0.1 million as components of accounts receivable and accrued expenses, respectively.

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

Our bad debt expense was $1.9 million for each of the years ended December 31, 2025 and December 31, 2024.

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

Our trade receivables are charged off in the period in which they are deemed uncollectible. Recoveries of trade receivables previously charged are recorded when received. Write offs of customer and vendor receivables totaled $2.1 million in 2025 and $2.4 million in 2024.

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

Estimates are used to determine the quarterly inventory allowance provision. Actual future write-offs of inventory for salability and obsolescence reasons may differ from estimates and calculations used to determine valuation allowances due to changes in customer demand, customer negotiations, technology shifts and other factors. The IT industry is characterized by rapid technological change and new product development that could result in increased obsolescence of inventory on hand. Increased obsolescence or decreased customer demand beyond management’s expectations could require additional provisions, which could negatively impact our earnings. Our provision for inventory obsolescence was $1.5 million, $2.1 million, and $2.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. We recorded obsolescence charges of $2.1 million, $2.5 million, and $2.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. Historically, there have been no unusual charges precipitated by specific technological or forecast issues.

Goodwill and Long-Lived Assets, Including Intangibles

We carry a variety of long-lived assets on our consolidated balance sheets, which are all currently classified as held for use. These include property and equipment, identifiable intangibles, an Internet domain name, which is an indefinite-lived intangible asset not subject to amortization, and goodwill. An impairment review is undertaken on (1) an annual basis for goodwill and indefinite-lived intangible assets; and (2) on an event-driven basis for all long-lived assets when facts and circumstances suggest that cash flows from such assets may be diminished. We have historically reviewed the carrying value of all these assets based partly on our projections of cash flows. Any impairment charge that is recorded negatively impacts our earnings.

Our Enterprise Solutions and Business Solutions segments hold $66.2 million and $7.4 million of goodwill, respectively. We test goodwill for impairment each year and more frequently if potential impairment indicators arise. In 2025 and 2024, we performed a “step 0” qualitative analysis. Accounting Standards Codification 350—Intangible – Goodwill and Other states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. This analysis allows the Company to consider qualitative factors that might impact the carrying amount of its goodwill to determine whether a more detailed quantitative analysis would be necessary. Factors considered when performing the impairment assessment included the Company’s performance relative to historical and projected future operating results, macroeconomic conditions, industry and market trends, cost factors that may have a negative impact on earnings and cash flows, changes in the Company’s stock price and market capitalization, and other relevant entity-specific events. Based on the qualitative analysis, the Company determined goodwill was not impaired as of December 31, 2025 and 2024. While we believe that our conclusions are reasonable, different assumptions could materially affect our valuations and result in impairment charges against the carrying values of those remaining assets in our Enterprise Solutions and Business Solutions segments.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We invest cash balances in excess of operating requirements in cash equivalents and short-term investments, generally with maturities of less than one year. We believe the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material. Our cash equivalents and short-term investments expose earnings to changes in short-term interest rates since interest rates on the underlying obligations are variable. While the nature of our short-term investments protects us from changes in short-term interest rates, a change in short-term interest rates could affect the fair value of our short-term investments. However, the change in earnings resulting from a hypothetical 10% increase or decrease in interest rates is not material. Inflation generally affects us by increasing our cost of labor and research, manufacturing and development costs. We believe that inflation has not had a material effect on our financial statements included elsewhere in this Annual Report on Form 10-K. However, our operations may be subject to inflation in the future.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is included in this Report beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on their assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting as of December 31, 2025. This report appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PC Connection, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PC Connection, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

February 24, 2026

Item 9B. Other information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

In addition to the information included below, the information required by this item, which is included under the headings “Election of Directors,” “Information Concerning Directors, Nominees, and Executive Officers,” “Delinquent Section 16(a) Reports” (if applicable), “Director Candidates,” “Board Committees – Audit Committee,” and “Insider Trading Policy” in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC, or Proxy Statement, is incorporated herein by reference. With the exception of the foregoing information and other information specifically incorporated by reference into this Annual Report on Form 10-K, the Proxy Statement is not being filed as a part hereof.

Information about our Executive Officers

Our executive officers and their ages as of February 24, 2026 are as follows:

Name	Age	Position
Patricia Gallup	71	Chair and Chief Administrative Officer
Timothy McGrath	67	President and Chief Executive Officer
Thomas Baker	60	Senior Vice President, Chief Financial Officer and Treasurer

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

(3)	The exhibits listed in the Exhibit Index in Item 15(b) below are filed as part of this Annual Report on Form 10-K.

(b)	Exhibits

The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT INDEX

Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant, as amended.
3.2(2)	Amended and Restated Bylaws of Registrant.
4.1(3)	Form of specimen certificate for shares of Common Stock, $0.01 par value per share, of the Registrant.
4.2(4)	Description of Securities Registered Under Section 12 of the Exchange Act.
10.1(3)*	Form of Registration Rights Agreement among the Registrant, Patricia Gallup, David Hall, and the 1998 PC Connection Voting Trust.
10.2(5)*	2020 Stock Incentive Plan, as amended.
10.3(6)*	Amended and Restated 2007 Stock Incentive Plan, as amended.
10.4(5)*	Amended and Restated 1997 Employee Stock Purchase Plan, as amended.
10.5(7)*	Amended and Restated Form of Restricted Stock Agreement for Amended and Restated 2007 Stock Incentive Plan.
10.6(7)*	Form of Restricted Stock Unit Agreement for Amended and Restated 2007 Stock Incentive Plan.
10.7(8)*	Director Compensation and Executive Bonus Plan, as amended.
10.8(3)*	Employment Agreement, dated as of January 1, 1998, between the Registrant and Patricia Gallup.
10.9(9)*	Employment Agreement, dated as of May 12, 2008, between the Registrant and Timothy McGrath.
10.10(10)	Lease Agreement between the Registrant and Wilmington Investors, LLC, dated August 27, 2014, for property located at 3188 Progress Way, Building 11, Wilmington, Ohio.
10.11(11)*	Employment Agreement, dated March 1, 2019, between the Registrant and Thomas Baker.
10.12(12)

Amendment No. 1, dated April 16, 2015, to Lease Agreement between the Registrant and Wilmington Investors, LLC, dated August 27, 2014, for property located at 3336 Progress Way, Building 11, Wilmington, OH.

10.13(12)

Amendment No. 2, dated August 29, 2019, to Lease Agreement between the Registrant and Wilmington Investors, LLC, dated August 27, 2014, for property located at 3336 Progress Way, Building 11, Wilmington, OH.

10.14(13)	Form of Restricted Stock Units for 2020 Stock Incentive Plan.
10.15(14)	Incentive and Retention agreement, dated as of May 3, 2022, by and between PC Connection, Inc. and Timothy McGrath, as amended.
10.16(14)	Incentive and Retention agreement, dated as of May 3, 2022, by and between PC Connection, Inc. and Thomas Baker, as amended.
19.1(15)	PC Connection, Inc. Insider Trading Policy.
21.1(15)	Subsidiaries of Registrant.
23.1**	Consent of Deloitte & Touche LLP.
31.1**	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of the Company’s Senior Vice President, Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Company’s Senior Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1(16)*	Clawback Policy.
101.INS **	Inline XBRL Instance Document* - The Instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH **	Inline XBRL Taxonomy Extension Schema Document.
101.CAL **	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF **	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB **	Inline XBRL Taxonomy Label Linkbase Document.
101.PER **	Inline XBRL Taxonomy Presentation Linkbase Document.
104 **	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

(1)	Incorporated by reference from the exhibits filed with the Company’s registration statement on Form S-4, File Number 333-63272, filed under the Securities Act of 1933 on June 19, 2001.
(2)	Incorporated by reference from exhibits filed with the Company’s current report on Form 8-K, File Number 000-23827, filed on January 9, 2008.
(3)	Incorporated by reference from the exhibits filed with the Company’s registration statement on Form S-1, as amended, File Number 333-41171, filed under the Securities Act of 1933 on February 23, 1998.
(4)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 000-23827, filed on February 6, 2020.
(5)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 000-23827, filed on July 30, 2025.
(6)	Incorporated by reference from Appendix A filed with the Company’s proxy statement pursuant to Section 14(a), File Number 000-23827, filed on April 9, 2019.
(7)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 000-23827, filed on November 10, 2010.
(8)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 000-23827, filed on April 30, 2025.
(9)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 000-23827, filed on May 12, 2008.
(10)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 000-23827, filed on October 31, 2014.
(11)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 000-23827, filed on May 2, 2019.
(12)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 000-23827, filed on October 30, 2019.
(13)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 000-23827, filed on March 16, 2021.
(14)	Incorporated by reference from exhibits filed with the Company's quarterly report on Form 10-Q, File Number 000-23827, filed on May 5, 2022.
(15)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 000-23827, filed on February 24, 2025.
(16)	Incorporated by reference from exhibits filed with the Company's annual report on Form 10-K, File Number 000-23827, filed on March 7, 2024.

*	Management contract or compensatory plan or arrangement.
**	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i)  Consolidated Balance Sheets at December 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023, (iii) Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2025, 2024, and 2023, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024, and 2023, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023, and (vi) Notes to Consolidated Financial Statements.

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
Date: February 24, 2026
	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2026

/s/ THOMAS C. BAKER
Thomas C. Baker	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2026

/s/ PATRICIA GALLUP
Patricia Gallup	Chairman of the Board	February 24, 2026

/s/ DAVID BEFFA-NEGRINI
David Beffa-Negrini	Director	February 24, 2026

/s/ JAY BOTHWICK
Jay Bothwick	Director	February 24, 2026

/s/ BARBARA DUCKETT
Barbara Duckett	Director	February 24, 2026

/s/ JACK FERGUSON
Jack Ferguson	Director	February 24, 2026

/s/ GARY KINYON
Gary Kinyon	Director	February 24, 2026

PC CONNECTION, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of PC Connection, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PC Connection, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

February 24, 2026

We have served as the Company’s auditor since 1984.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$193,221	$178,318
Short-term investments	213,457	264,295
Accounts receivable, net	648,020	611,433
Inventories, net	143,567	95,054
Prepaid expenses and other current assets	22,607	17,750
Total current assets	1,220,872	1,166,850
Property and equipment, net	46,912	52,520
Right-of-use assets	1,569	3,077
Goodwill	73,602	73,602
Intangibles, net	989	2,209
Other assets	6,981	1,096
Total Assets	$1,350,925	$1,299,354
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$338,202	$300,242
Accrued payroll	30,939	23,330
Accrued expenses and other liabilities	51,251	47,633
Total current liabilities	420,392	371,205
Deferred income taxes	19,905	15,091
Non-current operating lease liabilities	498	1,552
Other liabilities	—	516
Total Liabilities	440,795	388,364
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 100,000 shares authorized at December 31, 2025 and 2024; 29,525 issued and 25,221 outstanding at December 31, 2025 and 29,390 issued and 26,300 outstanding at December 31, 2024	295	294
Additional paid-in capital	144,608	137,036
Retained earnings	905,890	837,466
Accumulated other comprehensive income	78	174
Treasury stock at cost, 4,304 and 3,090 shares at December 31, 2025 and 2024, respectively	(140,741)	(63,980)
Total Stockholders’ Equity	910,130	910,990
Total Liabilities and Stockholders’ Equity	$1,350,925	$1,299,354

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Net sales	$2,872,746	$2,802,118	$2,850,644
Cost of sales	2,333,416	2,282,324	2,338,908
Gross profit	539,330	519,794	511,736
Selling, general and administrative expenses	434,035	422,317	405,896
Severance expenses and other charges	6,013	415	2,687
Income from operations	99,282	97,062	103,153
Interest income, net	14,370	18,725	9,961
Other income	76	1,700	—
Income before taxes	113,728	117,487	113,114
Income tax provision	(30,006)	(30,392)	(29,843)
Net income	$83,722	$87,095	$83,271

Earnings per common share:
Basic	$3.28	$3.31	$3.17
Diluted	$3.27	$3.29	$3.15

Shares used in computation of earnings per common share:
Basic	25,511	26,322	26,287
Diluted	25,633	26,508	26,429

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$83,722	$87,095	$83,271
Other comprehensive income:
Unrealized (losses) gains on available-for-sale investments, net of tax of $26, $(25), and $(22) for the years ended December 31, 2025, 2024, and 2023, respectively	(96)	93	81
Comprehensive income	$83,626	$87,188	$83,352

See notes to consolidated financial statements

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands)

			Additional
	Common Stock		Paid-In	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Capital	Earnings	Comprehensive Income	Shares	Amount	Total
Balance - December 31, 2022	29,123	$291	$125,784	$686,037	$—	(2,773)	$(45,937)	$766,175
Stock-based compensation expense	—	—	7,022	—	—	—	—	7,022
Restricted stock units vested	118	2	(2)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(3,015)	—	—	—	—	(3,015)
Repurchase of common stock for treasury	—	—	—	—	—	(129)	(5,446)	(5,446)
Issuance of common stock under Employee Stock Purchase Plan	21	—	1,089	—	—	—	—	1,089
Dividend declaration	—	—	—	(8,410)	—	—	—	(8,410)
Net income	—	—	—	83,271	—	—	—	83,271
Other comprehensive income, net of tax	—	—	—	—	81	—	—	81
Balance - December 31, 2023	29,262	$293	$130,878	$760,898	$81	(2,902)	$(51,383)	$840,767
Stock-based compensation expense	—	—	8,475	—	—	—	—	8,475
Restricted stock units vested	110	1	(1)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(3,424)	—	—	—	—	(3,424)
Repurchase of common stock for treasury	—	—	—	—	—	(188)	(12,597)	(12,597)
Issuance of common stock under Employee Stock Purchase Plan	18	—	1,108	—	—	—	—	1,108
Dividend declaration	—	—	—	(10,527)	—	—	—	(10,527)
Net income	—	—	—	87,095	—	—	—	87,095
Other comprehensive income, net of tax	—	—	—	—	93	—	—	93
Balance - December 31, 2024	29,390	$294	$137,036	$837,466	$174	(3,090)	$(63,980)	$910,990
Stock-based compensation expense	—	—	9,343	—	—	—	—	9,343
Restricted stock units vested	114	1	(1)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(3,004)	—	—	—	—	(3,004)
Repurchase of common stock for treasury	—	—	—	—	—	(1,214)	(76,761)	(76,761)
Issuance of common stock under Employee Stock Purchase Plan	21	—	1,234	—	—	—	—	1,234
Dividend declaration	—	—	—	(15,298)	—	—	—	(15,298)
Net income	—	—	—	83,722	—	—	—	83,722
Other comprehensive loss, net of tax	—	—	—	—	(96)	—	—	(96)
Balance - December 31, 2025	29,525	$295	$144,608	$905,890	$78	(4,304)	$(140,741)	$910,130

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash Flows provided by Operating Activities:
Net income	$83,722	$87,095	$83,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,703	12,984	12,654
Adjustments to credit losses reserve	1,861	1,914	1,847
Stock-based compensation expense	9,343	8,475	7,022
Deferred income taxes	4,840	(777)	(2,148)
Amortization of discount on short-term investments, net	569	(4,235)	(1,522)
Gain on sale of short-term investments	(76)	—	—
Loss on disposal of fixed assets	44	58	572
Changes in assets and liabilities:
Accounts receivable	(38,448)	(6,513)	1,599
Inventories	(48,513)	29,125	84,503
Prepaid expenses and other current assets	(4,300)	2,690	(8,540)
Other non-current assets	(4,087)	618	(659)
Accounts payable	38,075	36,450	31,146
Accrued expenses and other liabilities	10,705	5,984	(11,791)
Net cash provided by operating activities	65,438	173,868	197,954
Cash Flows provided by (used in) Investing Activities:
Purchases of short-term investments	(264,139)	(358,317)	(150,607)
Proceeds from sale of short-term investments	108,763	—	—
Maturities of short-term investments	205,599	250,606	—
Purchases of property and equipment	(7,389)	(7,575)	(9,595)
Net cash provided by (used in) investing activities	42,834	(115,286)	(160,202)
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	732	26,051	88,198
Repayment of short-term borrowings	(732)	(26,051)	(88,198)
Purchase of treasury shares	(76,265)	(12,375)	(5,392)
Payments for excise tax on treasury purchases	(36)	—	—
Dividend payments	(15,298)	(10,527)	(8,410)
Issuance of stock under Employee Stock Purchase Plan	1,234	1,108	1,089
Payment of payroll taxes on stock-based compensation through shares withheld	(3,004)	(3,424)	(3,015)
Net cash used in financing activities	(93,369)	(25,218)	(15,728)
Increase in cash and cash equivalents	14,903	33,364	22,024
Cash and cash equivalents, beginning of year	178,318	144,954	122,930
Cash and cash equivalents, end of year	$193,221	$178,318	$144,954

Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$85	$200	$90
Accrued purchase of treasury shares	$58	$240	$—
Accrued excise tax on treasury purchases	$678	$36	$54

See notes to consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PC Connection, Inc. is a Fortune 1000 Global Solutions Provider that simplifies information technology, or IT, guiding the connection between people and technology. The Company’s dedicated account managers partner with customers to design, deploy, and support cutting-edge IT environments using the latest hardware, software, and services. The Company provides a wide range of IT solutions, from the desktop to the cloud—including computer systems, data center solutions, security, artificial intelligence, software and peripheral equipment, networking communications, and other products and accessories that the Company develops internally and secures from manufacturers, distributors, and other suppliers. The Technology Solutions and Services Organization and state-of-the-art ISO 9001:2015 SOC 2 Type 2 certified Technology Integration and Distribution Center offer end-to-end services related to the design, configuration, and implementation of IT solutions. The Company also provides a comprehensive portfolio of managed services and professional services. These services are performed by the Company’s personnel and by third-party providers. The Company’s GlobalServe offering ensures worldwide coverage for the Company’s multinational customers, delivering global procurement solutions through the Company’s network of in-country suppliers in over 150 countries.

The Company operates through three operating segments:

●	Connection Enterprise Solutions – serving large enterprise customers

●	Connection Business Solutions – serving small- to medium-sized businesses, or SMBs

●	Connection Public Sector Solutions – serving federal, state, and local government and educational institutions

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

The majority of payments due from credit card processors and banks for third-party credit card and debit card transactions process within one to five business days. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Amounts due from banks for credit card transactions classified as cash equivalents totaled $1,934 and $1,854 at December 31, 2025 and 2024, respectively.

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

Included in interest income, net on the consolidated statements of income is interest income on cash equivalents and short-term investments of $14,295, $18,838, and $9,983 for the years ended December 31, 2025, 2024, and 2023, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoice amount, net of allowances. Customers are evaluated for their credit worthiness at the time of contract inception and the Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and customer creditworthiness. Based on the results of the credit assessments, the Company will extend credit under its standard payment terms or may request alternative early payment actions. The Company determines the required allowance for expected credit losses using information such as its customer credit history and financial condition, industry and market segment information, credit reports, and economic trends and conditions. Allowances can be affected by changes in the industry, customer credit issues or customer bankruptcies or expectations of any such events in a future period when reasonable and supportable. Historical information is utilized beyond reasonable and supportable forecast periods. Amounts are charged against the allowance when it is determined that expected credit losses may occur. The Company assesses collectability by reviewing accounts receivable on an aggregated basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with collectability issues, and if necessary, records a reserve against those receivables it determines may not be collectable. Trade receivables are written off in the period in which they are deemed uncollectible. Recoveries of trade receivables previously charged are recorded when received.

Inventories

Inventories (all finished goods) are stated at cost (which approximates the first-in, first-out method) or net realizable value, whichever is lower. Inventory quantities on hand are reviewed regularly, and allowances are maintained for obsolete, slow moving, and nonsalable inventory.

Marketing Costs and Vendor Consideration

Vendors have the ability to fund marketing activities for which the Company receives marketing consideration. This vendor consideration, to the extent that it represents specific reimbursements of incremental and identifiable costs, is offset against selling, general and administrative, or SG&A, expenses. Marketing consideration that cannot be associated with a specific program or that exceeds the fair value of marketing expense associated with that program is classified as an offset to cost of sales. The Company’s vendor partners generally consolidate their funding of marketing and other marketing programs, and accordingly, the Company classifies substantially all vendor consideration as a reduction of cost of sales rather than a reduction of marketing expense. Other marketing costs are expensed as incurred. Marketing expense, which is classified as a component of SG&A expenses on the consolidated statements of income, totaled $24,754, $25,091, and $22,400 for the years ended December 31, 2025, 2024, and 2023, respectively.

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

When events or circumstances indicate a potential impairment, the Company evaluates the carrying value of property and equipment based upon current and anticipated undiscounted cash flows. The Company recognizes impairment when it is probable that such estimated future cash flows will be less than the asset carrying value. No property and equipment impairment was recognized for each of the years ended December 31, 2025, 2024, and 2023.

Cloud Computing Arrangements

The Company enters into certain cloud-based software hosting arrangements for internal use that are accounted for as service contracts. Costs incurred in implementing a cloud computing arrangement are deferred during the application development stage and presented within prepaid expenses and other current assets or other assets, as applicable, on the consolidated balance sheets. Once a cloud computing arrangement is ready for its intended use, the implementation costs are amortized on a straight-line basis over an estimated useful life, taking into consideration the term of the cloud computing arrangement, including options to extend or terminate the cloud computing arrangement, and other economic factors. Amortization expenses related to cloud computing arrangements are recognized within the same line item on the consolidated statements of income as the expense for fees applicable to the associated cloud computing arrangement.

Capitalized cloud computing arrangements and the related accumulated amortization totaled $7,925 and $779, respectively, as of December 31, 2025. Net balances of capitalized cloud computing arrangements of $1,757 and $5,389 were included in prepaid expense and other current assets and other assets, respectively, on the consolidated balance sheets. Amortization expense related to cloud computing arrangements was $779 for the year ended December 31, 2025 and was included in SG&A expenses on the consolidated statements of income.

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

The Company elects to apply the short-term lease exception to any leases with contractual obligations of one year or less. These leases will not have right-of-use, or ROU, assets and associated lease liabilities on the balance sheet. Instead, rent will be recognized on a straight-line basis.

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

Recoverability of amortizing intangible assets is assessed only when events have occurred that may give rise to impairment. When a potential impairment has been identified, forecasted undiscounted net cash flows of the operations to which the asset relates are compared to the current carrying value of the long-lived assets present in that operation. If such cash flows are less than such carrying amounts, long-lived assets including such intangibles are written down to their respective fair values. No intangible assets impairment was recognized for each of the years ended December 31, 2025, 2024, and 2023.

Concentrations

Concentrations of credit risk with respect to trade account receivables are limited due to the large number of customers comprising the Company’s customer base. No single customer accounted for 10% or more of total net sales in 2025, 2024, and 2023.

Product purchases from TD Synnex Corporation, Ingram Micro, Inc., and Microsoft Corporation accounted for approximately 25%, 21%, and 13%, respectively, of the Company’s total product purchases in 2025. Product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Dell Inc. accounted for approximately 25%, 23%, and 11%, respectively, of the Company’s total product purchases in 2024. Product purchases from Ingram Micro, Inc., TD Synnex Corporation, and Microsoft Corporation accounted for approximately 21%, 19%, and 11%, respectively, of the Company’s total product purchases in 2023. No other singular vendor supplied more than 10% of the Company’s total product purchases in 2025, 2024, and 2023, as applicable. The Company believes that, while it may experience some short-term disruption if products from TD Synnex Corporation, Ingram Micro, Inc., Microsoft Corporation, Dell Inc., or any of these vendors become unavailable to it, alternative sources are available.

Products manufactured by Microsoft Corporation, HP Inc., and Dell Inc. represented approximately 16%, 13%, and 12%, respectively, of our total product purchases in 2025. Products manufactured by Microsoft Corporation, HP Inc., and Dell Inc. represented approximately 15%, 12%, and 12%, respectively, of our total product purchases in 2024. Products manufactured by Microsoft Corporation, HP Inc., and Dell Inc. represented approximately 15%, 13%, and 11%, respectively, of our total product purchases in 2023. No other singular product manufacturer produced more than 10% of our total product purchases in 2025, 2024, and 2023, as applicable. In the event the Company experiences either a short-term or permanent disruption of supply of Microsoft Corporation, HP Inc., or Dell Inc. products, such disruption would likely have a material adverse effect on the Company’s results of operations and cash flows.

Severance Expenses and Other Charges

The severance expenses and other charges recorded for the years ended December 31, 2025, 2024, and 2023 were primarily related to voluntary and involuntary reductions in the Company’s workforce to lower the Company’s cost structure. Both the voluntary and involuntary reductions included cash severance and other related termination benefits. The majority of each of these costs are expected to be paid within a year of termination. Included in accrued payroll on the consolidated balance sheets as of December 31, 2025 was $3,763 related to unpaid severance expenses.

Costs incurred for severance expenses and other charges were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Severance expenses	$6,013	$415	$2,416
Other charges	—	—	271
Total severance expenses and other charges	$6,013	$415	$2,687

Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to nonvested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net income	$83,722	$87,095	$83,271
Denominator:
Denominator for basic earnings per share	$25,511	$26,322	$26,287
Dilutive effect of employee stock awards	122	186	142
Denominator for diluted earnings per share	$25,633	$26,508	$26,429
Earnings per share:
Basic	$3.28	$3.31	$3.17
Diluted	$3.27	$3.29	$3.15

For the years ended December 31, 2025, 2024, and 2023, the Company did not exclude any outstanding nonvested stock units or stock options from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Recently Adopted and Recently Issued Financial Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to improve the transparency of income tax disclosures through, among other things, enhancement of the disclosure requirements within the rate reconciliation, as well as increased income tax disaggregation disclosures. This ASU is effective for the Company’s annual reporting periods beginning January 1, 2025, with early adoption permitted. The Company adopted this standard for the fiscal year ended December 31, 2025 and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 12, “Income Taxes” to the consolidated financial statements for more information on the effect of this ASU adoption.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This guidance is intended to improve the navigability of required interim disclosures and clarify when the guidance is applicable, as well as provide additional guidance on what disclosures should be provided in interim reporting periods. This ASU is effective for the Company’s interim reporting periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its condensed consolidated financial statement disclosures.

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

The following tables represent a disaggregation of revenue from arrangements with customers for the years ended December 31, 2025, 2024, and 2023, along with the segment for each category (in thousands).

	Year Ended December 31, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$395,257	$396,844	$201,207	$993,308
Desktops	197,821	97,416	56,524	351,761
Software	124,341	152,182	44,603	321,126
Servers/Storage	74,993	95,920	49,478	220,391
Net/Com Products	83,047	79,273	39,698	202,018
Displays and Sound	119,908	85,785	44,712	250,405
Accessories	179,000	97,913	42,208	319,121
Other Hardware/Services	108,053	76,521	30,042	214,616
Total net sales	$1,282,420	$1,081,854	$508,472	$2,872,746

	Year Ended December 31, 2024
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$368,678	$373,364	$251,949	$993,991
Desktops	176,027	73,540	48,690	298,257
Software	105,120	136,462	43,862	285,444
Servers/Storage	54,230	110,338	40,519	205,087
Net/Com Products	89,008	81,108	40,472	210,588
Displays and Sound	132,112	83,283	57,430	272,825
Accessories	158,562	114,266	49,923	322,751
Other Hardware/Services	97,411	76,778	38,986	213,175
Total net sales	$1,181,148	$1,049,139	$571,831	$2,802,118

	Year Ended December 31, 2023
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$391,667	$352,116	$207,887	$951,670
Desktops	137,679	73,302	55,946	266,927
Software	124,478	157,715	47,321	329,514
Servers/Storage	65,034	90,697	45,564	201,295
Net/Com Products	112,069	121,717	62,488	296,274
Displays and Sound	106,419	92,219	60,244	258,882
Accessories	155,498	111,542	49,992	317,032
Other Hardware/Services	108,287	76,291	44,472	229,050
Total net sales	$1,201,131	$1,075,599	$573,914	$2,850,644

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$8,801	$10,290

Changes in the contract liability balances during the years ended December 31, 2025 and 2024 are as follows (in thousands):

2025
Balance at December 31, 2024	$10,290
Cash received in advance and not recognized as revenue	35,862
Amounts recognized as revenue as performance obligations satisfied	(37,351)
Balance at December 31, 2025	$8,801

2024
Balance at December 31, 2023	$4,206
Cash received in advance and not recognized as revenue	28,014
Amounts recognized as revenue as performance obligations satisfied	(21,930)
Balance at December 31, 2024	$10,290

k

3.   FAIR VALUE MEASUREMENTS

Cash equivalents and short-term investments consist of the following (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$170,826	$—	$—	$170,826
Short-term investments:
U.S. Government treasury securities	213,358	99	—	213,457
Total	$384,184	$99	$—	$384,283

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$161,094	$—	$—	$161,094
Short-term investments:
U.S. Government treasury securities	264,074	309	(88)	264,295
Total	$425,168	$309	$(88)	$425,389

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

As of December 31, 2025 and 2024, the fair value of the Company’s cash equivalents and short-term investments were all measured using level 1 inputs.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill is held by the Company’s Enterprise Solutions and Business Solutions segments. Goodwill and intangible assets with indefinite lives are subject to an annual impairment test as of November 30 and tested more frequently if events or circumstances occur that would indicate a potential decline in fair value.

In 2025 and 2024, the Company performed a qualitative “step 0” analysis. Accounting Standards Codification 350—Intangible – Goodwill and Other states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. This analysis allows the Company to consider qualitative factors that might impact the carrying amount of its goodwill to determine whether a more detailed quantitative analysis would be necessary. Factors considered when performing the impairment assessment included the Company’s performance relative to historical and projected future operating results, macroeconomic conditions, industry and market trends, cost factors that may have a negative impact on earnings and cash flows, changes in the Company’s stock price and market capitalization, and other relevant entity-specific events.

Based on the above qualitative analysis, the Company determined goodwill was not impaired as of December 31, 2025 and 2024.

The carrying amount of goodwill for the periods presented is detailed below (in thousands):

Balance at December 31, 2025	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Goodwill, gross	$66,236	$8,539	$7,634	$82,409
Accumulated impairment losses	─	(1,173)	(7,634)	(8,807)
Net balance	$66,236	$7,366	$—	$73,602

Balance at December 31, 2024	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Goodwill, gross	$66,236	$8,539	$7,634	$82,409
Accumulated impairment losses	─	(1,173)	(7,634)	(8,807)
Net balance	$66,236	$7,366	$—	$73,602

Intangible Assets

At December 31, 2025 and 2024, the Company’s intangible assets included a domain name for $450, which has an indefinite life and is not subject to amortization. In addition, in 2016 the Company acquired customer relationships from its Softmart and GlobalServe acquisitions, which are amortized on a straight-line basis over their estimated useful lives of 10 years. The Company’s remaining intangible assets are amortized in proportion to the estimates of the future cash flows underlying the valuation of the assets. Intangible assets and related accumulated amortization are detailed below (dollars in thousands):

		December 31, 2025			December 31, 2024
	Estimated	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Lives	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer list	8	$3,400	$3,400	$—	$3,400	$3,400	$—
Tradename	5	1,190	1,190	—	1,190	1,190	—
Customer relationships	10	12,200	11,661	539	12,200	10,441	1,759
Total intangible assets		$16,790	$16,251	$539	$16,790	$15,031	$1,759

In 2025, 2024, and 2023, the Company recorded amortization expense of $1,220, $1,219, and $1,220, respectively. The estimated amortization expense relating to intangible assets in each of the five succeeding years and thereafter is as follows (in thousands):

For the Years Ended December 31,
2026	$539
2027	—
2028	—
2029	—
2030 and thereafter	—
$539

.

5.   ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following (in thousands):

	December 31,
	2025	2024
Trade	$590,171	$557,856
Vendor consideration, returns and other	64,250	60,615
Due from employees	65	79
Total gross accounts receivable	654,486	618,550
Allowances for:
Sales returns	(3,398)	(3,843)
Credit losses	(3,068)	(3,274)
Accounts receivable, net	$648,020	$611,433

6.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Software	$97,349	$98,625
Furniture and equipment	30,352	32,400
Leasehold improvements	8,427	8,427
Total	136,128	139,452
Accumulated depreciation and amortization	(89,216)	(86,932)
Property and equipment, net	$46,912	$52,520

The Company recorded depreciation and amortization expense for property and equipment of $10,483, $11,765, and $11,434 in 2025, 2024, and 2023, respectively.

7. LEASES

The Company leases certain facilities from a related party, which is affiliated with the Company through common ownership. The costs for these leases are presented within short-term lease cost in the below table.

As of December 31, 2025, the Company had no leases that were classified as financing leases and there were no additional significant operating or financing leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31, 2025
	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$—	$1,852	$1,852
Short-term lease cost	1,679	655	2,334
Total lease cost	$1,679	$2,507	$4,186

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$—	$1,963	$1,963

Weighted-average remaining lease term (in years):
Capitalized operating leases	—	1.45	1.45

Weighted-average discount rate:
Capitalized operating leases	0.00%	4.39%	4.39%

	Year Ended December 31, 2024
	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$—	$1,941	$1,941
Short-term lease cost	1,830	569	2,399
Total lease cost	$1,830	$2,510	$4,340

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$—	$2,078	$2,078

Weighted-average remaining lease term (in years):
Capitalized operating leases	—	2.01	2.01

Weighted-average discount rate:
Capitalized operating leases	0.00%	4.31%	4.31%

As of December 31, 2025, future lease payments over the remaining term of capitalized operating leases were as follows (in thousands):

For the Years Ended December 31,
2026	$1,330
2027	354
2028	161
2029	—
2030	—
Thereafter	—
1,845
Imputed interest	(57)
Lease liability balance at December 31, 2025	$1,788

As of December 31, 2025, the ROU asset had a balance of $1,569. The long-term lease liability was $498 and the short-term lease liability, which is included in accrued expenses and other liabilities on the consolidated balance sheets, was $1,290.

As of December 31, 2024, the ROU asset had a balance of $3,077. The long-term lease liability was $1,552 and the short-term lease liability, which is included in accrued expenses and other liabilities on the consolidated balance sheets, was $1,805.

8. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Customer and vendor deposits	$28,190	$26,486
Sales tax	8,158	7,753
Short term lease liability	1,290	1,805
Other	13,613	11,589
Accrued expenses and other liabilities	$51,251	$47,633

9.   BANK BORROWINGS

The Company previously had a $50,000 credit facility collateralized by its account receivables that expired March 31, 2025 that the Company elected not to renew or replace. Amounts outstanding under this facility bore interest at the greatest of (i) the prime rate (7.50% at March 31, 2025), (ii) the federal funds effective rate plus 0.50% per annum, and (iii) the daily Secured Overnight Financing Rate, or SOFR, plus 1.00% per annum, but at no time less than 1.00% per annum. Cash paid for interest was $0, $6, and $24 for the years ended December 31, 2025, 2024, and 2023, respectively.

Cash receipts were automatically applied against any outstanding borrowings. During the years ended December 31, 2025 and 2024, the Company borrowed incremental amounts that were each repaid in full. These borrowings for the years ended December 31, 2025 and 2024 totaled $732 and $26,051, respectively; however, at no time were the outstanding borrowings greater than the $50,000 limit under the credit facility. The Company had no outstanding borrowings under the credit facility immediately prior to the expiration of the credit facility, or as of December 31, 2024.

10.   STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation, or the Restated Certificate, authorizes the issuance of up to 10,000 shares of preferred stock, $0.01 par value per share, or the Preferred Stock. Under the terms of the Restated Certificate, the Board is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue by a unanimous vote such shares of Preferred Stock in one or more series. Each such series of Preferred Stock shall have such rights, preferences, privileges, and restrictions, including voting rights, dividend rights, redemption privileges, and liquidation preferences, as shall be determined by the Board. There were no preferred shares outstanding as of December 31, 2025 or 2024.

Share Repurchase Authorization

As of December 31, 2017, there was $30,000 authorized for share repurchase. In 2018, the Company’s Board approved a share repurchase program authorizing up to $25,000 in additional share repurchases. In November 2022, the Company’s Board approved a $25,000 increase to the Company’s existing share repurchase authorization. In May 2024, the Company’s Board approved a $40,000 increase to the Company’s existing share repurchase authorization. In April 2025, the Company’s Board approved a $50,000 increase to the Company’s existing share repurchase authorization, bringing the aggregate size of the share repurchase program to $170,000 as of December 31, 2025. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The timing and amount of any share repurchases will be based on market conditions and other factors.

The Company repurchased 1,214, 188, and 129 shares for $76,761, $12,597, and $5,446 during the years ended December 31, 2025, 2024, and 2023, respectively, under the Board-authorized repurchase program. Such cost reflects the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases made after December 31, 2022. As of December 31, 2025, the Company has repurchased an aggregate of 4,130 shares for $136,398 under the Board-authorized repurchase program, and the maximum approximate dollar value of shares that may yet be purchased under the Company’s existing Board-authorized program is $33,602.

On February 4, 2026, the Company announced that its Board of Directors authorized a $50,000 increase to the share repurchase program, which was incremental to the approximately $33,602 remaining as of December 31, 2025.

Dividend Payments

The following tables summarize the Company’s quarterly cash dividends declared during the years ended December 31, 2025, 2024, and 2023 (in thousands, except per share data):

Year Ended December 31, 2025
Dividend per Share	Declaration Date	Record Date	Payment Date	Total Dividend
$0.15	February 4, 2025	February 25, 2025	March 14, 2025	$3,910
$0.15	April 29, 2025	May 13, 2025	May 30, 2025	$3,810
$0.15	July 29, 2025	August 12, 2025	August 29, 2025	$3,799
$0.15	October 28, 2025	November 11, 2025	November 28, 2025	$3,779

Year Ended December 31, 2024
Dividend per Share	Declaration Date	Record Date	Payment Date	Total Dividend
$0.10	February 12, 2024	February 27, 2024	March 15, 2024	$2,636
$0.10	April 30, 2024	May 14, 2024	May 29, 2024	$2,635
$0.10	July 30, 2024	August 13, 2024	August 30, 2024	$2,629
$0.10	October 29, 2024	November 12, 2024	November 29, 2024	$2,627

Year Ended December 31, 2023
Dividend per Share	Declaration Date	Record Date	Payment Date	Total Dividend
$0.08	February 9, 2023	February 21, 2023	March 10, 2023	$2,107
$0.08	May 4, 2023	May 16, 2023	June 2, 2023	$2,099
$0.08	August 2, 2023	August 15, 2023	September 1, 2023	$2,101
$0.08	October 31, 2023	November 14, 2023	December 1, 2023	$2,103

Declaration of any future cash dividends will depend upon the Company’s financial position, strategic plans, and general business conditions.

Equity Compensation Plan Descriptions

In 2007, the Board adopted and the Company’s stockholders approved the 2007 Stock Incentive Plan. In 2010, the Board adopted and the stockholders approved the Amended and Restated 2007 Stock Incentive Plan, or the 2007 Plan, which, among other things, extended the term of the 2007 Plan to 2020. In May 2019, the Company’s stockholders approved an amendment to the 2007 Plan, which authorized the issuance of up to 1,900 shares of common stock. Under the terms of the 2007 Plan, the Company is authorized, for a ten-year period, to grant options, stock appreciation rights, nonvested stock, nonvested stock units, and other stock-based awards to employees, officers, directors, and consultants.

In 2020, the Board adopted and the Company’s stockholders approved the 2020 Stock Incentive Plan, or the 2020 Plan, which replaces the Amended and Restated 2007 Stock Incentive Plan. In May 2025, the Company’s stockholders approved an amendment to the 2020 Plan bringing the total amount authorized for issuance under the 2020 Plan to 1,653 shares of common stock. As of December 31, 2025, there were 301 shares eligible for future grants under the 2020 Plan.

1997 Employee Stock Purchase Plan

In November 1997, the Board adopted and the Company’s stockholders approved the 1997 Employee Stock Purchase Plan, or the Employee Stock Purchase Plan. The Employee Stock Purchase Plan authorizes the issuance of common stock to participating employees. Under the Employee Stock Purchase Plan, as amended, employees are eligible to purchase Company stock at 95% of the purchase price as of the last business day of each six-month offering period. In May 2025, the Board adopted and the Company’s stockholders approved an amendment to the Employee Stock Purchase Plan, which reserved an aggregate of 1,353 shares of common stock for issuance under the Employee Stock Purchase Plan, of which 1,260 shares have been purchased as of December 31, 2025.

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

The following table summarizes the share-based compensation expenses included on the consolidated statements of income (in thousands):

	Years Ended December 31,
	2025	2024	2023
Pre-tax expense for nonvested units	$9,343	$8,475	$7,022
Tax benefit	(2,465)	(2,192)	(1,853)
Net effect on net income	$6,878	$6,283	$5,169

In 2025, 2024, and 2023, the Company issued nonvested stock units that settle in stock and vest over periods of up to four years. Recipients of nonvested stock units do not possess stockholder rights. The fair value of nonvested stock units is based on the end of day market value of the Company’s common stock on the grant date. The following table summarizes the Company’s nonvested stock unit activity in 2025 (shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2025	455	$55.44
Granted	265	$61.05
Vested	(164)	$51.06
Canceled	(47)	$63.80
Nonvested at December 31, 2025	509	$59.03

The weighted-average grant-date fair value of nonvested stock units granted in 2025, 2024, and 2023 was $61.05, $67.83, and $62.50, respectively. The total fair value of nonvested stock units that vested in 2025, 2024, and 2023 was $9,961, $11,264, and $9,700, respectively. Unearned compensation cost related to the nonvested portion of outstanding nonvested stock units was $26,270 as of December 31, 2025, and is expected to be recognized over a weighted-average period of approximately 3.0 years. The aggregate intrinsic value of the nonvested stock units at December 31, 2025, which is calculated based on the positive difference between the fair value of the Company’s stock on December 31, 2025 and the grant price of the underlying awards, was $29,379.

11.   ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, which is included as a component of stockholders’ equity, is comprised of unrealized gains on short-term investments, net of tax. The changes in accumulated other comprehensive income were as follows (in thousands):

Year Ended
December 31, 2025
Balance - December 31, 2024	$174
Other comprehensive income before reclassifications, net of tax	78
Less amounts reclassified from accumulated other comprehensive income, net of tax	174
Net other comprehensive loss	(96)
Balance - December 31, 2025	$78

Year Ended
December 31, 2024
Balance - December 31, 2023	$81
Other comprehensive income before reclassifications, net of tax	174
Less amounts reclassified from accumulated other comprehensive income, net of tax	81
Net other comprehensive income	93
Balance - December 31, 2024	$174

Included in amounts reclassified from accumulated other comprehensive income, net of tax for the year ended December 31, 2025 is $76 of realized gain, which is included in “Other income” on the consolidated statements of income.

12.   INCOME TAXES

There are no foreign amounts included in income before taxes on the consolidated statements of income. The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$19,160	$23,642	$24,648
State	6,006	7,528	7,343
Total current	25,166	31,170	31,991
Deferred:
Federal	4,598	(690)	(1,845)
State	242	(88)	(303)
Total deferred	4,840	(778)	(2,148)
Provision for income taxes	$30,006	$30,392	$29,843

A reconciliation of the Company’s provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows (dollars in thousands):

	Year Ended December 31, 2025
	Amount	Percent
Federal income taxes, at statutory tax rate	$23,883	21.0%
State and local income taxes, net of federal effect[1]	4,812	4.2
Tax credits	(23)	—
Nondeductible expenses
Nondeductible compensation	1,127	1.0
Other	144	0.1
Other, net	63	0.1
Income tax provision	$30,006	26.4%

1)	The state and local jurisdictions that make up the majority (greater than 50%) of the tax effect in this category are California, New York, Massachusetts, Florida, and New York City.

A reconciliation of the Company’s provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows (in thousands):

	Years Ended December 31,
	2024	2023
Federal income taxes, at statutory tax rate	$24,672	$23,754
State income taxes, net of federal benefit	5,859	5,498
Nondeductible expenses	732	589
Other, net	(871)	2
Income tax provision	$30,392	$29,843

The components of the deferred taxes as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Deferred tax assets:
Allowance for credit losses	$790	$843
Inventory costs capitalized for tax purposes	118	99
Inventory valuation reserves	338	467
Sales return reserves	135	143
Deductible expenses, primarily employee-benefit related	35	35
Accrued compensation	1,905	1,738
Operating lease liability	459	863
Unclaimed property reserve	784	668
Other	1,111	1,080
Capitalized research and development	—	2,262
Stock-based compensation	433	352
State tax loss carryforwards	843	699
State tax credit carryforwards	1,579	1,159
Total gross deferred tax assets	8,530	10,408
Less: Valuation allowance	(1,839)	(1,502)
Net deferred tax assets	6,691	8,906

Deferred tax liabilities:
Goodwill and other intangibles	(14,714)	(14,555)
Property and equipment	(7,458)	(8,215)
Capitalized research and development	(3,730)	—
Right-of-use assets	(403)	(791)
Prepaid expenses	(163)	(153)
Other	(128)	(283)
Total gross deferred tax liabilities	(26,596)	(23,997)
Net deferred tax liability	$(19,905)	$(15,091)

Current deferred tax assets	$—	$—
Noncurrent deferred tax liability	(19,905)	(15,091)
Net deferred tax liability	$(19,905)	$(15,091)

The Company has state net operating loss carryforwards aggregating $1,067 as of December 31, 2025 representing state tax benefits, net of federal taxes, of approximately $843. These loss carryforwards are subject to three, five, fifteen, twenty-year, or indefinite carryforward periods, with $29 expiring in 2026, $1 expiring in 2027, $2 expiring in 2028, $2 expiring in 2029, $86 expiring in 2030, $720 expiring beyond 2030, and $227 with no expiration. The Company has provided valuation allowances of $363 and $343 as of December 31, 2025 and 2024, respectively, against the state tax loss carryforwards, representing the portion of carryforward losses that the Company believes are not likely to be realized.

The Company also has state tax credit carryforwards aggregating $1,998 as of December 31, 2025 representing state tax benefits, net of federal taxes, of approximately $1,578. These credit carryforwards are subject to five and ten-year carryforward periods, with $78 in 2029, $51 in 2030, and $1,869 expiring beyond 2030. The Company has provided a valuation allowance of $1,476 and $1,159 as of December 31, 2025 and 2024, respectively, against the state tax loss carryforwards, representing the portion of credit carryforwards that the Company believes are not likely to be realized.

The net change in the total valuation allowance reflects a $337 increase and a $287 decrease in 2025 and 2024, respectively.

The Company files one consolidated U.S. Federal income tax return that includes all of its subsidiaries as well as several consolidated, combined, and separate Company returns in many U.S. state tax jurisdictions. The tax years 2022-2024 remain open to examination by the Internal Revenue Service and the major state taxing jurisdictions in which the Company files.

Previously, the Company recognized interest and penalties related to unrecognized income tax benefits as a component of income tax expense, and the corresponding accrual was included as a component of the Company’s liability for unrecognized income tax benefits. The Company did not recognize any unrecognized income tax benefits, interest, and penalties for the years ended December 31, 2025, 2024 or 2023.

Cash paid for income taxes, net of refunds for the year ended December 31, 2025 is as follows (in thousands):

Year Ended December 31, 2025
Federal	$23,549
State and local	6,156
Total income taxes paid, net of refunds received	$29,705

Cash paid for income taxes for the years ended December 31, 2024 and 2023 was $29,295 and $41,668, respectively.

13.   EMPLOYEE BENEFIT PLAN

The Company has a contributory profit-sharing and employee savings plan covering all qualified employees. No contributions to the profit-sharing element of the plan were made by the Company in 2025, 2024, and 2023. The Company made matching contributions to the employee savings element of such plan of $7,236, $6,765, and $6,873 in 2025, 2024, and 2023, respectively.

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

The Company’s CODM is its Chief Executive Officer, and he assesses the segments’ performance by using each segment’s operating income (which includes certain corporate overhead allocations attributable to each of the segments). Net sales presented below exclude inter-segment product revenues. The CODM uses operating income for each segment in the annual budget, periodic forecasting, and quarterly results processes. Segment information applicable to the Company’s operating segments and the related reconciliations to consolidated amounts for the years ended December 31, 2025, 2024, and 2023 are shown below (in thousands):

	Year Ended December 31, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$1,282,420	$1,081,854	$508,472	$2,872,746
Cost of sales	1,096,557	809,737	427,123
Personnel costs	66,429	69,565	36,545
Marketing	5,021	15,630	2,910
Allocated corporate overhead	74,279	88,520	44,260
Depreciation and amortization	777	620	89
Other segment expenses[1]	4,029	6,714	7,568
Operating income (loss)	$35,328	$91,068	$(10,023)	$116,373
Unallocated Headquarters/Other expenses				(17,091)
Interest income, net				14,370
Other income				76
Income before taxes				$113,728

Segment assets	$772,828	$653,168	$96,299	$1,522,295
Headquarters/Other assets				(171,370)
Consolidated assets				$1,350,925

1)	Other segment expenses for each of the reportable segments include service contracts/subscriptions, professional fees, facilities operations, credit card fees, and other miscellaneous expenses.

	Year Ended December 31, 2024
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$1,181,148	$1,049,139	$571,831	$2,802,118
Cost of sales	1,001,187	796,684	484,453
Personnel costs	62,378	70,472	36,661
Marketing	5,318	16,127	3,646
Allocated corporate overhead	72,601	81,918	40,959
Depreciation and amortization	852	620	91
Other segment expenses[1]	4,831	6,467	3,733
Operating income	$33,981	$76,851	$2,288	$113,120
Unallocated Headquarters/Other expenses				(16,058)
Interest income, net				18,725
Other income				1,700
Income before taxes				$117,487

Segment assets	$737,405	$564,110	$114,524	$1,416,039
Headquarters/Other assets				(116,685)
Consolidated assets				$1,299,354

	Year Ended December 31, 2023
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$1,201,131	$1,075,599	$573,914	$2,850,644
Cost of sales	1,022,273	828,499	488,136
Personnel costs	68,112	73,103	37,031
Marketing	4,683	13,755	3,486
Allocated corporate overhead	59,825	77,420	38,710
Depreciation and amortization	1,452	628	84
Other segment expenses[1]	5,570	6,044	4,290
Operating income	$39,216	$76,150	$2,177	$117,543
Unallocated Headquarters/Other expenses				(14,390)
Interest income, net				9,961
Other income				—
Income before taxes				$113,114

1)	Other segment expenses for each of the reportable segments include service contracts/subscriptions, professional fees, facilities operations, credit card fees, and other miscellaneous expenses.

The assets of the Company’s operating segments presented above consist primarily of accounts receivable, net intercompany receivable, goodwill, and other intangibles. Goodwill of $66,236 and $7,366 is held by the Enterprise Solutions and Business Solutions segments, respectively, as of December 31, 2025. Assets reported under the Headquarters/Other are managed by corporate headquarters, including cash, inventory, property and equipment and intercompany balance, net. Total assets for the Headquarters/Other are presented net of intercompany balances eliminations of $59,050 and $69,695 for the years ended December 31, 2025 and 2024, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade its management information systems. These systems serve all of the Company’s subsidiaries, to varying degrees, and as a result, the CODM does not evaluate capital expenditures on a segment basis.

Substantially all of the Company’s sales in 2025, 2024, and 2023 were made to customers located in the United States. Shipments to customers located in foreign countries were not more than 2% of total net sales in 2025, 2024, and 2023. All of the Company’s assets as of December 31, 2025 and 2024 were located in the United States. The Company’s primary target customers are SMBs, medium-to-large businesses, and federal, state, and local government agencies and educational institutions.

16.   SUPPLIER FINANCE PROGRAMS

The Company has agreements with third-party financial institutions, instituted by request of participating suppliers, that allow for the ability to finance payment obligations from the Company. The third-party financial institutions have separate arrangements with the Company’s suppliers and provide them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangements between the third-parties and its suppliers and receives no compensation from the third-party financial institutions. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangements. The payment terms under these arrangements are typical with industry standards and range from 30 to 50 days. The agreements with the financial institutions are collateralized by the inventory purchased through the financing agreements. The Company’s outstanding payment obligations under the supplier finance programs, which are included in accounts payable on the consolidated balance sheets, were $58,563 and $47,763 at December 31, 2025 and 2024, respectively. The rollforwards of the Company’s outstanding obligations confirmed as valid under the supplier finance programs for the years ended December 31, 2025 and 2024 are as follows (in thousands):

2025
Confirmed obligations outstanding at December 31, 2024	$47,763
Invoices confirmed	483,754
Confirmed invoices paid	(472,954)
Confirmed obligations outstanding at December 31, 2025	$58,563

2024
Confirmed obligations outstanding at December 31, 2023	$44,617
Invoices confirmed	466,909
Confirmed invoices paid	(463,763)
Confirmed obligations outstanding at December 31, 2024	$47,763

PC CONNECTION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
	of Period	Expenses	Write-Offs	Period
Description
Allowance for Sales Returns
Year Ended December 31, 2023	$3,806	$34,477	$(35,162)	$3,121
Year Ended December 31, 2024	$3,121	$36,718	$(35,996)	$3,843
Year Ended December 31, 2025	$3,843	$27,517	$(27,962)	$3,398

Allowance for Credit Losses
Year Ended December 31, 2023	$5,267	$1,847	$(3,326)	$3,788
Year Ended December 31, 2024	$3,788	$1,914	$(2,428)	$3,274
Year Ended December 31, 2025	$3,274	$1,861	$(2,067)	$3,068

Inventory Valuation Allowance
Year Ended December 31, 2023	$2,539	$2,432	$(2,751)	$2,220
Year Ended December 31, 2024	$2,220	$2,135	$(2,479)	$1,876
Year Ended December 31, 2025	$1,876	$1,548	$(2,108)	$1,316

S-1