Form 10-Q
period 2026-03-31
PC CONNECTION INC
filed 2026-04-29
CIK 1050377

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended March 31, 2026

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of April 22, 2026 was 25,226,047.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$196,259	$193,221
Short-term investments	215,189	213,457
Accounts receivable, net	661,481	648,020
Inventories, net	194,294	143,567
Prepaid expenses and other current assets	23,382	22,607
Total current assets	1,290,605	1,220,872
Property and equipment, net	46,547	46,912
Right-of-use assets	7,173	1,569
Goodwill	73,602	73,602
Intangibles, net	684	989
Other assets	6,407	6,981
Total Assets	$1,425,018	$1,350,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$396,481	$338,202
Accrued payroll	28,142	30,939
Accrued expenses and other liabilities	52,582	51,251
Total current liabilities	477,205	420,392
Deferred income taxes	19,695	19,905
Non-current operating lease liabilities	6,426	498
Total Liabilities	503,326	440,795
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock	296	295
Additional paid-in capital	146,575	144,608
Retained earnings	918,073	905,890
Accumulated other comprehensive (loss) income	(88)	78
Treasury stock, at cost	(143,164)	(140,741)
Total Stockholders’ Equity	921,692	910,130
Total Liabilities and Stockholders’ Equity	$1,425,018	$1,350,925

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$721,866	$701,046
Cost of sales	589,129	573,735
Gross profit	132,737	127,311
Selling, general and administrative expenses	109,452	109,859
Severance expenses	3,060	2,930
Income from operations	20,225	14,522
Interest income, net	3,363	3,900
Other income	—	76
Income before taxes	23,588	18,498
Income tax provision	(6,365)	(5,017)
Net income	$17,223	$13,481

Earnings per common share:
Basic	$0.68	$0.52
Diluted	$0.68	$0.51

Shares used in computation of earnings per common share:
Basic	25,201	26,076
Diluted	25,281	26,218

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$17,223	$13,481
Other comprehensive loss:
Unrealized losses on available-for-sale investments, net of tax of $44 and $30 for the three months ended March 31, 2026 and 2025, respectively	(166)	(113)
Comprehensive income	$17,057	$13,368

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31, 2026
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - December 31, 2025	29,525	$295	$144,608	$905,890	$78	(4,304)	$(140,741)	$910,130
Stock-based compensation expense	—	—	2,639	—	—	—	—	2,639
Restricted stock units vested	41	1	(1)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(671)	—	—	—	—	(671)
Repurchase of common stock for treasury	—	—	—	—	—	(42)	(2,423)	(2,423)
Dividend declaration ($0.20 per share)	—	—	—	(5,040)	—	—	—	(5,040)
Net income	—	—	—	17,223	—	—	—	17,223
Other comprehensive loss, net of tax	—	—	—	—	(166)	—	—	(166)
Balance - March 31, 2026	29,566	$296	$146,575	$918,073	$(88)	(4,346)	$(143,164)	$921,692

	Three Months Ended March 31, 2025
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - December 31, 2024	29,390	$294	$137,036	$837,466	$174	(3,090)	$(63,980)	$910,990
Stock-based compensation expense	—	—	2,208	—	—	—	—	2,208
Restricted stock units vested	25	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(519)	—	—	—	—	(519)
Repurchase of common stock for treasury	—	—	—	—	—	(697)	(45,162)	(45,162)
Dividend declaration ($0.15 per share)	—	—	—	(3,910)	—	—	—	(3,910)
Net income	—	—	—	13,481	—	—	—	13,481
Other comprehensive loss, net of tax	—	—	—	—	(113)	—	—	(113)
Balance - March 31, 2025	29,415	$294	$138,725	$847,037	$61	(3,787)	$(109,142)	$876,975

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows provided by (used in) Operating Activities:
Net income	$17,223	$13,481
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,797	3,099
Adjustments to credit losses reserve	239	395
Stock-based compensation expense	2,639	2,208
Deferred income taxes	(166)	—
Amortization of discount on short-term investments, net	(889)	(45)
Gain on sale of short-term investments	—	(76)
Loss on disposal of fixed assets	50	16
Changes in assets and liabilities:
Accounts receivable	(13,700)	7,054
Inventories	(50,727)	(56,738)
Prepaid expenses and other current assets	(775)	(2,668)
Other non-current assets	574	84
Accounts payable	58,086	(26,958)
Accrued expenses and other liabilities	(1,084)	7,761
Net cash provided by (used in) operating activities	14,267	(52,387)
Cash Flows (used in) provided by Investing Activities:
Purchases of short-term investments	(54,270)	(52,358)
Proceeds from sale of short-term investments	—	108,763
Maturities of short-term investments	53,217	50,000
Purchases of property and equipment	(1,984)	(1,711)
Net cash (used in) provided by investing activities	(3,037)	104,694
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	—	732
Repayment of short-term borrowings	—	(732)
Purchase of common stock for treasury shares	(2,481)	(43,739)
Dividend payments	(5,040)	(3,910)
Payment of payroll taxes on stock-based compensation through shares withheld	(671)	(519)
Net cash used in financing activities	(8,192)	(48,168)
Increase in cash and cash equivalents	3,038	4,139
Cash and cash equivalents, beginning of period	193,221	178,318
Cash and cash equivalents, end of period	$196,259	$182,457

Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$278	$437
Accrued purchase of treasury shares	$—	$1,027
Accrued excise tax on treasury purchases	$678	$432

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(amounts in thousands, except per share data)

Note 1–Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PC Connection, Inc. and its subsidiaries, or the Company, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, regarding interim financial reporting and in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Such principles were applied on a basis consistent with the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three months ended March 31, 2026 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2026.

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

Included in interest income, net on the condensed consolidated statements of income is interest income on cash equivalents and short-term investments of $3,177 and $3,801 for the three months ended March 31, 2026 and 2025, respectively.

Treasury Stock, at Cost

The total repurchases for the three months ended March 31, 2026 and 2025 were recorded as treasury stock of $2,423 and $45,162, respectively. Such costs reflect the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases made after December 31, 2022.

Severance Expenses

The severance expenses recorded for the three months ended March 31, 2026 and 2025 were related to voluntary and involuntary reductions in the Company’s workforce to lower the Company’s cost structure. Both the voluntary and involuntary reductions included cash severance and other related termination benefits. The majority of each of these costs are expected to be paid within a year of the applicable termination. Included in accrued payroll on the condensed consolidated balance sheets as of March 31, 2026 was $1,800 related to unpaid severance expenses.

Recently Issued Financial Accounting Standards

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

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended March 31, 2026 and 2025, along with the segment for each category (in thousands).

	Three Months Ended March 31, 2026
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$124,643	$104,579	$35,728	$264,950
Desktops	51,689	25,255	10,169	87,113
Software	28,785	39,704	9,972	78,461
Servers/Storage	17,810	20,413	6,850	45,073
Net/Com Products	21,763	20,662	7,563	49,988
Displays and Sound	26,967	19,798	10,698	57,463
Accessories	46,589	23,901	9,586	80,076
Other Hardware/Services	28,225	21,250	9,267	58,742
Total net sales	$346,471	$275,562	$99,833	$721,866

	Three Months Ended March 31, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$87,542	$102,346	$67,578	$257,466
Desktops	53,472	23,793	12,859	90,124
Software	33,445	32,186	8,732	74,363
Servers/Storage	17,902	20,290	11,935	50,127
Net/Com Products	18,255	18,015	9,852	46,122
Displays and Sound	23,012	19,308	10,542	52,862
Accessories	39,807	23,660	15,729	79,196
Other Hardware/Services	24,568	18,787	7,431	50,786
Total net sales	$298,003	$258,385	$144,658	$701,046

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of March 31, 2026 and December 31, 2025 (in thousands).

	March 31, 2026	December 31, 2025
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$11,235	$8,801

Changes in the contract liability balances during the three months ended March 31, 2026 and 2025 are as follows (in thousands):

2026
Balance at December 31, 2025	$8,801
Cash received in advance and not recognized as revenue	8,359
Amounts recognized as revenue as performance obligations satisfied	(5,925)
Balance at March 31, 2026	$11,235

2025
Balance at December 31, 2024	$10,290
Cash received in advance and not recognized as revenue	16,201
Amounts recognized as revenue as performance obligations satisfied	(10,391)
Balance at March 31, 2025	$16,100

Note 3–Fair Value Measurements

Cash equivalents and short-term investments as of March 31, 2026 and December 31, 2025 consist of the following (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$179,195	$—	$—	$179,195
Short-term investments:
U.S. Government treasury securities	215,299	6	(116)	215,189
Total	$394,494	$6	$(116)	$394,384

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$170,826	$—	$—	$170,826
Short-term investments:
U.S. Government treasury securities	213,358	99	—	213,457
Total	$384,184	$99	$—	$384,283

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

As of March 31, 2026 and December 31, 2025, the fair values of the Company’s investments were all measured using level 1 inputs.

Note 4–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$17,223	$13,481
Denominator:
Denominator for basic earnings per share	25,201	26,076
Dilutive effect of employee stock awards	80	142
Denominator for diluted earnings per share	25,281	26,218
Earnings per share:
Basic	$0.68	$0.52
Diluted	$0.68	$0.51

For the three months ended March 31, 2026 and 2025, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Note 5–Leases

The Company leases certain facilities from a related party, which is a company affiliated with it through common ownership. The costs for these leases are presented within short-term lease cost in the below table.

During the three months ended March 31, 2026, the Company entered into a lease amendment extending the term of a lease, which increased the right-of-use, or ROU, asset by $6,056.

As of March 31, 2026, there were no additional significant operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$—	$521	$521	$—	$461	$461
Short-term lease cost	418	141	559	420	148	568
Total lease cost	$418	$662	$1,080	$420	$609	$1,029

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$—	$463	$463	$—	$513	$513
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$6,056	$6,056	$—	$—	$—

Weighted-average remaining lease term (in years):
Capitalized operating leases	—	6.74	6.74	—	1.81	1.81

Weighted-average discount rate:
Capitalized operating leases	0.00%	4.64%	4.64%	0.00%	4.31%	4.31%

As of March 31, 2026, future lease payments over the remaining term of capitalized operating leases were as follows (in thousands):

For the Years Ended December 31,
2026, excluding the three months ended March 31, 2026	$637
2027	1,383
2028	1,227
2029	1,103
2030	1,142
Thereafter	3,240
$8,732

Imputed interest	$(1,352)
Lease liability balance at March 31, 2026	$7,380

As of March 31, 2026, the ROU asset had a balance of $7,173. The long-term lease liability was $6,426 and the short-term lease liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets, was $954. As of December 31, 2025, the ROU asset had a balance of $1,569. The long-term lease liability was $498 and the short-term lease liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets, was $1,290.

Note 6–Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income, which is included as a component of stockholders’ equity, is comprised of unrealized gains and losses on short-term investments, net of tax. The changes in accumulated other comprehensive (loss) income were as follows (in thousands):

Three Months Ended
March 31, 2026
Balance - December 31, 2025	$78
Other comprehensive loss before reclassifications, net of tax	(141)
Less amounts reclassified from accumulated other comprehensive (loss) income, net of tax	25
Net other comprehensive loss	(166)
Balance - March 31, 2026	$(88)

Three Months Ended
March 31, 2025
Balance - December 31, 2024	$174
Other comprehensive income before reclassifications, net of tax	57
Less amounts reclassified from accumulated other comprehensive (loss) income, net of tax	170
Net other comprehensive loss	(113)
Balance - March 31, 2025	$61

Included in amounts reclassified from accumulated other comprehensive (loss) income, net of tax for the three months ended March 31, 2025 is $76 of realized gain, which is included in “Other income” on the unaudited condensed consolidated statements of income.

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

Segment information applicable to the Company’s operating segments and the related reconciliations to consolidated amounts for the three months ended March 31, 2026 and 2025 are shown below (in thousands):

	Three Months Ended March 31, 2026
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$346,471	$275,562	$99,833	$721,866
Cost of sales	296,246	208,059	84,823
Personnel costs	17,913	17,953	7,802
Marketing	1,755	3,234	738
Allocated corporate overhead	18,763	22,574	11,285
Depreciation and amortization	197	154	16
Other segment expenses[1]	896	1,703	1,223
Operating income (loss)	$10,701	$21,885	$(6,054)	$26,532
Unallocated Headquarters/Other expenses				(6,307)
Interest income, net				3,363
Other income				—
Income before taxes				$23,588

Segment assets	$835,438	$671,750	$77,280	$1,584,468
Headquarters/Other assets				(159,450)
Consolidated assets				$1,425,018

	Three Months Ended March 31, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$298,003	$258,385	$144,658	$701,046
Cost of sales	255,705	192,978	125,052
Personnel costs	16,170	17,775	9,586
Marketing	2,097	4,839	1,084
Allocated corporate overhead	18,290	21,476	10,738
Depreciation and amortization	192	155	23
Other segment expenses[1]	1,047	2,745	1,517
Operating income (loss)	$4,502	$18,417	$(3,342)	$19,577
Unallocated Headquarters/Other expenses				(5,055)
Interest income, net				3,900
Other income				76
Income before taxes				$18,498

Segment assets	$743,050	$578,687	$104,557	$1,426,294
Headquarters/Other assets				(178,791)
Consolidated assets				$1,247,503

1)	Other segment expenses for each of the reportable segments include service contracts/subscriptions, professional fees, facilities operations, credit card fees, and other miscellaneous expenses.

The assets of the Company’s three operating segments presented above consist primarily of accounts receivable, net intercompany receivables, goodwill, and other intangibles, net. Assets reported under the Headquarters/Other are managed by corporate headquarters, including cash and cash equivalents, short-term investments, inventories, property and equipment, ROU assets, and intercompany balance, net. As of March 31, 2026 and 2025, total assets for the Headquarters/Other were presented net of intercompany balance eliminations of $39,487 and $61,063, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade its management information systems. These information systems serve all of the Company’s segments, to varying degrees, and accordingly, the CODM does not evaluate capital expenditures on a segment-by-segment basis.

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

Cash receipts were automatically applied against any outstanding borrowings. During the three months ended March 31, 2025, the Company borrowed incremental amounts that were each repaid in full. These borrowings for the three months ended March 31, 2025 totaled $732; however, at no time were the outstanding borrowings greater than the $50,000 limit under the credit facility. The Company had no outstanding borrowings under the credit facility immediately prior to the expiration of the credit facility.

Note 10–Supplier Finance Programs

The Company has agreements with third-party financial institutions, instituted by request of participating suppliers, that allow for the ability to finance payment obligations from the Company. The third-party financial institutions have separate arrangements with the Company’s suppliers and provide them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangements between the third-parties and its suppliers and receives no compensation from the third-party financial institutions. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangements. The payment terms under these arrangements are typical with industry standards and range from 30 to 50 days. The agreements with the financial institutions are collateralized by the inventory purchased through the financing agreements. The Company’s outstanding payment obligations under the supplier finance programs, which are included in accounts payable on the condensed consolidated balance sheets, were $95,995 and $58,563 at March 31, 2026 and December 31, 2025, respectively.

Note 11–Supplemental Cash Flow Information

Income tax paid, net of refunds received for the three months ended March 31, 2026 was $738. Income taxes paid for the three months ended March 31, 2025 was $3,059.

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

Such differences may result from actions taken by us, including expense reduction or strategic initiatives (including reductions in force, capital investments and new or expanded product offerings or services), the execution of our business plans (including our inventory management, cost structure and management and other personnel decisions) or other business decisions, as well as from developments beyond our control, including:

●	macroeconomic factors facing the global economy, including disruptions in or increased volatility of the capital markets, changes in trade policy, which may include the imposition of tariffs or other trade barriers, economic sanctions and economic slowdowns or recessions, government shutdowns, the impact of conflicts in Iran and the Middle East, changes in tax policy, rising inflation and changing interest rates modifying our potential for investment income and the timing thereof or reducing the level of investment our customers are willing to make in IT products;
●	supply constraints, such as the global memory (DRAM and NAND) shortage;
●	substantial competition reducing our market share;
●	significant price competition reducing our profit margins;
●	the loss of any of our major vendors adversely affecting the number or type of products we may offer;
●	virtualization of information technology, or IT, resources and applications, including networks, servers, applications, and data storage disrupting or altering our traditional distribution models;
●	service interruptions at third-party shippers negatively impacting our ability to deliver the products we offer to our customers;
●	increases in shipping and postage costs reducing our margins and adversely affecting our results of operations;
●	loss of key persons or the inability to attract, train and retain qualified personnel adversely affecting our ability to operate our business; and
●	cyberattacks or the failure to safeguard personal information and our IT systems resulting in liability and harm to our reputation.

Additional factors include those described in our Annual Report on Form 10-K for the year ended December 31, 2025, including under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” in our subsequent quarterly reports on Form 10-Q, including under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in the other subsequent filings we make with the Securities and Exchange Commission from time to time.

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

The ongoing global memory shortage (DRAM and NAND) could result in increased inventory costs, which may reduce our margins or require us to raise prices. The memory shortage could additionally result in a lack of availability of products, which could negatively impact our results of operations. As a result of these ongoing and anticipated shortages, we may purchase product in advance of customer orders, while customers may accelerate or delay purchasing depending on their capital resources.

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

The following table sets forth the gross billings for each of our operating segments and our consolidated entity (in millions):

	Three Months Ended March 31,
	2026	2025
Gross billings
Enterprise Solutions	$439.6	$398.8
Business Solutions	446.0	408.0
Public Sector Solutions	135.7	172.2
Total gross billings	$1,021.3	$979.0

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Net sales	$721.9	$701.0
Gross margin	18.4%	18.2%
Selling, general and administrative expenses	15.2%	15.7%
Income from operations	2.8%	2.1%

Net sales of $721.9 million for the first quarter of 2026 reflect an increase of $20.9 million, or 3.0% compared to the first quarter of 2025. The increase was primarily driven by increases in net sales of other hardware/services, notebooks/mobility, displays and sound, software, net/com products, and accessories of $8.0 million, $7.5 million, $4.6 million, $4.1 million, $3.9 million, and $0.9 million, respectively, as shown in the table in Note 2 “Revenue” in the Notes to our Unaudited Condensed Consolidated Financial Statements. These increases were partially offset by decreases in net sales of servers/storage and desktops of $5.1 million and $3.0 million, respectively. Gross profit for the first quarter of 2026 increased year-over-year by $5.4 million, or 4.3%, to $132.7 million as illustrated in the table and the discussion beginning on page 19 of this Quarterly Report on Form 10-Q. Gross margin increased to 18.4% from 18.2% a year ago. The increase in gross margin was primarily driven by an increase in the amount of software sales recognized on a net basis as these sales are recognized in the financial statements at 100% margin. SG&A expenses as a percentage of net sales decreased to 15.2% compared to 15.7% a year ago, primarily due to the increase in net sales as discussed above. Operating income as a percentage of net sales increased to 2.8% compared to 2.1% a year ago, primarily due to the increases in net sales and gross profit as discussed above.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Operating Segment
Enterprise Solutions	48%	42%
Business Solutions	38	37
Public Sector Solutions	14	21
Total	100%	100%

Product Mix
Notebooks/Mobility	37%	37%
Desktops	12	13
Software	11	11
Servers/Storage	6	7
Net/Com Products	7	7
Displays and Sound	8	7
Accessories	11	11
Other Hardware/Services	8	7
Total	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Operating Segment
Enterprise Solutions	14.5%	14.2%
Business Solutions	24.5	25.3
Public Sector Solutions	15.0	13.6
Total Company	18.4%	18.2%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Personnel costs	$84.5	$82.9
Marketing	6.1	8.0
Service contracts/subscriptions	6.8	6.8
Professional fees	2.9	3.2
Depreciation and amortization	2.8	3.1
Facilities operations	2.0	1.8
Credit card fees	1.4	1.4
Other	3.0	2.7
Total SG&A expense	$109.5	$109.9
As a percentage of net sales	15.2%	15.7%

Severance Expenses

During the three months ended March 31, 2026 and 2025, we undertook actions to lower our cost structure. In connection with these initiatives, we incurred severance expenses of $3.1 million and $2.9 million for the three months ended March 31, 2026 and 2025, respectively. The severance expenses were related to voluntary and involuntary reductions in our workforce. Both the voluntary and involuntary reductions included cash severance and other related termination benefits. The majority of each of these costs are expected to be paid within a year of the applicable termination and any unpaid balances are included in accrued payroll on the condensed consolidated balance sheets as of March 31, 2026.

Year-Over-Year Comparisons

In this section and elsewhere in this Quarterly Report on Form 10-Q we refer to changes in year-over-year results. Unless context otherwise requires, such references refer to changes between the three months ended March 31, 2026 and the three months ended March 31, 2025.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended March 31,
	2026		2025
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$346.5	48.0%	$298.0	42.5%	$48.5	16.3%
Business Solutions	275.6	38.2	258.4	36.9	17.2	6.6
Public Sector Solutions	99.8	13.8	144.6	20.6	(44.8)	(31.0)
Total	$721.9	100.0%	$701.0	100.0%	$20.9	3.0%
Gross Profit:
Enterprise Solutions	$50.2	14.5%	$42.3	14.2%	$7.9	18.7%
Business Solutions	67.5	24.5	65.4	25.3	2.1	3.2
Public Sector Solutions	15.0	15.0	19.6	13.6	(4.6)	(23.4)
Total	$132.7	18.4%	$127.3	18.2%	$5.4	4.3%

Net sales increased for the first quarter of 2026 compared to the first quarter of 2025, as explained by the year-over-year changes discussed below:

●	Net sales of $346.5 million for the Enterprise Solutions segment reflect an increase of $48.5 million, or 16.3%. The increase in net sales is primarily due to increases in net sales of notebooks/mobility, accessories, displays and sound, other hardware/services, and net/com products of $37.1 million, $6.8 million, $4.0 million, $3.7 million, and $3.5 million, respectively. These increases were partially offset by decreases in net sales of software and desktops of $4.7 million and $1.8 million, respectively.

●	Net sales of $275.6 million for the Business Solutions segment reflect an increase of $17.2 million, or 6.6%. The increase in net sales is primarily due to increases in net sales across all product categories, most notably software, net/com products, other hardware/services, notebooks/mobility, desktops, and displays and sound of $7.5 million, $2.6 million, $2.5 million, $2.2 million, $1.5 million, and $0.5 million, respectively.

●	Net sales of $99.8 million for the Public Sector Solutions segment reflect a decrease of $44.8 million, or 31.0%. Sales to the federal government decreased by $42.1 million, or 72.9%, compared to the prior year quarter, primarily due to a few large orders in the prior period that did not repeat. Sales to state and local government and educational institutions decreased by $2.7 million, or 3.1%. The decrease in net sales is primarily due to decreases in net sales of notebooks/mobility, accessories, servers/storage, desktops, and net/com products of $31.9 million, $6.1 million, $5.1 million, $2.7 million, and $2.3 million, respectively. These decreases were partially offset by increases in net sales of other hardware/services and software of $1.8 million and $1.2 million, respectively.

Gross profit for the first quarter of 2026 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment increased by $7.9 million year-over-year primarily due to the increase in net sales as discussed in the preceding paragraph.

●	Gross profit for the Business Solutions segment increased by $2.1 million year-over-year primarily due to the increase in net sales as discussed in the preceding paragraph.

●	Gross profit for the Public Sector Solutions segment decreased by $4.6 million primarily due to the decrease in net sales as discussed in the preceding paragraph.

Gross margin for the first quarter of 2026 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross margin for the Enterprise Solutions segment increased by 30 basis points primarily as a result of an increase in invoice margins in notebooks/mobility primarily due to changes in customer mix.

●	Gross margin for the Business Solutions segment decreased by 80 basis points primarily as a result of decreases in invoice margins in notebooks/mobility and desktops primarily due to changes in customer mix.

●	Gross margin for the Public Sector Solutions segment increased by 140 basis points primarily due to an increase in the amount of software sales recognized on a net basis relative to total net sales in the segment, as well as a few low-margin deals in the prior period that did not repeat.

Selling, general and administrative expenses for the first quarter of 2026 decreased both in dollars and as a percentage of net sales compared to the first quarter of 2025. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other expenses are summarized in the table below (dollars in millions):

	Three Months Ended March 31,
	2026		2025
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$39.4	11.4%	$37.8	12.7%	$1.6	4.2%
Business Solutions	45.3	16.4	45.4	17.6	(0.1)	(0.1)
Public Sector Solutions	20.5	20.5	22.9	15.8	(2.4)	(10.7)
Headquarters/Other, unallocated	4.3		3.8		0.5	13.4
Total	$109.5	15.2%	$109.9	15.7%	$(0.4)	(0.4)%

●	SG&A expenses for the Enterprise Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to an increase in personnel costs of $1.7 million. SG&A expenses as a percentage of net sales were 11.4% for the Enterprise Solutions segment for the first quarter of 2026, which reflects a decrease of 130 basis points and is primarily due to the increase in net sales as discussed above.

●	SG&A expenses for the Business Solutions segment remained substantially the same year-over-year in dollars but decreased as a percentage of net sales. A decrease in marketing of $1.6 million was substantially offset by increases in use of shared Headquarter services, other expenses, and personnel costs of $1.1 million, $0.2 million, and $0.2 million, respectively. SG&A expenses as a percentage of net sales were 16.4% for the Business Solutions segment for the first quarter of 2026, which reflects a decrease of 120 basis points and is primarily due to the increase in net sales as discussed above.

●	SG&A expenses for the Public Sector Solutions segment decreased year-over-year in dollars but increased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to decreases in personnel costs, professional fees, and marketing of $1.8 million, $0.7 million, and $0.3 million, respectively, partially offset by an increase in use of shared Headquarter services of $0.5 million. SG&A expenses as a percentage of net sales were 20.5% for the Public Sector Solutions segment for the first quarter of 2026, which reflects an increase of 470 basis points and is primarily due to the decrease in net sales discussed above.

●	SG&A expenses for the Headquarters/Other increased year-over-year by $0.5 million primarily due to increases in personnel costs, marketing, and professional fees of $1.5 million, $0.4 million, and $0.4 million, respectively, partially offset by an increase in the allocated amounts to the operating segments of $2.1 million. The Headquarters/Other provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters/Other services are charged to the segments based on their estimated allocation usage of the underlying services.

Severance expenses for the first quarter of 2026 were $3.1 million, compared to $2.9 million for the first quarter of 2025. The severance expenses were related to voluntary and involuntary reductions in our workforce to lower our cost structure and included cash severance and other related termination benefits.

Income from operations for the first quarter of 2026 was $20.2 million, compared to $14.5 million for the first quarter of 2025. Income from operations as a percentage of net sales increased to 2.8% for the first quarter of 2026, compared to 2.1% for the prior year quarter. The increase in income from operations both in dollars and as a percentage of net sales is primarily due to the increases in net sales and gross profit as discussed above.

Interest income, net for the first quarter of 2026 decreased to $3.4 million, compared to $3.9 million for the first quarter of 2025, primarily due to a decrease in interest income of $0.5 million. The decrease in interest income is primarily a result of lower realized interest rates in the current period.

Income taxes. Our provision for income taxes for the first quarter of 2026 increased to $6.4 million, compared to $5.0 million for the first quarter of 2025. The increase in our provision for income taxes was primarily due to the increase in income before taxes. Our effective tax rate was 27.0% for the quarter ended March 31, 2026, compared to 27.1% for the quarter ended March 31, 2025.

Net income for the first quarter of 2026 increased to $17.2 million, compared to $13.5 million for the first quarter of 2025, primarily due to the increase in income from operations, partially offset by the decrease in interest income, net and the increase in our provision for income taxes, as discussed above.

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

We expect to meet our cash requirements for the next twelve months and beyond through a combination of cash on hand, short-term investments, and cash generated from operations, as follows:

●	Cash and Cash Equivalents. As of March 31, 2026, we had $196.3 million in cash and cash equivalents.

●	Short-term Investments. As of March 31, 2026, we had $215.2 million in short-term investments.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate positive cash flow.

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

Dividends

A summary of 2026 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.20	February 3, 2026	February 17, 2026	March 6, 2026

On April 29, 2026, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.20 per share. The dividend will be paid on May 29, 2026 to all stockholders of record as of the close of business on May 12, 2026. The declaration and payment of any future dividends is at the discretion of our Board of Directors and will depend upon our financial position, strategic plans, general business conditions and any other factors deemed relevant by our Board of Directors.

Summary of Sources and Uses of Cash

Cash flows from operating, investing and financing activities for the three months ended March 31, 2026 and 2025, as reflected in our Unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Quarterly Report on Form 10-Q, are summarized in the following table (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$14.3	$(52.4)
Net cash (used in) provided by investing activities	(3.1)	104.7
Net cash used in financing activities	(8.2)	(48.2)
Increase in cash and cash equivalents	$3.0	$4.1

Cash provided by (used in) operating activities is summarized as follows (in millions):

	Three Months Ended March 31,
	2026	2025	Change
Net income	$17.2	$13.5	$3.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2.8	3.1	(0.3)
Adjustments to credit losses reserve	0.2	0.4	(0.2)
Stock-based compensation expense	2.6	2.2	0.4
Deferred income taxes	(0.2)	—	(0.2)
Amortization of discount on short-term investments, net	(0.9)	—	(0.9)
Other adjustments	0.2	(0.2)	0.4
Changes in assets and liabilities:
Accounts receivable	(13.7)	7.1	(20.8)
Inventories	(50.7)	(56.7)	6.0
Prepaid expenses and other current assets	(0.8)	(2.7)	1.9
Other non-current assets	0.6	0.1	0.5
Accounts payable	58.1	(27.0)	85.1
Accrued expenses and other liabilities	(1.1)	7.8	(8.9)
Net cash provided by (used in) operating activities	$14.3	$(52.4)	$66.7

The increase in net cash from operating activities of $66.7 million for the three months ended March 31, 2026 was primarily attributable to changes in accounts payable and accounts receivable of $85.1 million and $20.8 million, respectively. The change in cash from operating activities attributable to accounts payable is primarily due to the timing of payments. The change in cash from operating activities attributable to accounts receivable is primarily driven by the timing of collections.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	March 31,
(in days)	2026	2025
Days of sales outstanding (DSO)(1)	77	72
Days of supply in inventory (DIO)(2)	30	24
Days of purchases outstanding (DPO)(3)	(61)	(43)
Cash conversion cycle	46	53

(1)	Represents the trade receivable at the end of the quarter divided by average daily net sales for the same three-month period.

(2)	Represents the inventory balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

(3)	Represents the accounts payable balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

The cash conversion cycle decreased to 46 days at March 31, 2026, compared to 53 days at March 31, 2025, as evidenced in the above cash conversion table. The increase in DSO is primarily due to the increase in trade receivables as of March 31, 2026 compared to March 31, 2025. The increase in DIO is primarily due to the increase in inventory as of March 31, 2026 compared to March 31, 2025. The increase in DPO is primarily due to the increase in accounts payable as of March 31, 2026 compared to March 31, 2025.

Cash (used in) provided by investing activities for the three months ended March 31, 2026 consisted of $54.3 million of purchases of U.S. Government treasury securities, $53.2 million of maturities of U.S. Government treasury securities, and $2.0 million of purchases of property and equipment. The property and equipment expenditures were primarily for computer equipment and capitalized internally developed software in connection with investments in our IT infrastructure. In the prior year period, investing activities consisted of $52.4 million of purchases of U.S. Government treasury securities, $108.8 million of sales of U.S. Government treasury securities, $50.0 million of maturities of U.S. Government treasury securities, and $1.7 million of purchases of property and equipment.

Cash used in financing activities for the three months ended March 31, 2026 consisted of $5.0 million of dividend payments, $2.5 million of treasury purchases, and $0.7 million of payments of payroll taxes on stock-based compensation through shares withheld. In the prior year period, financing activities consisted of $0.7 million of aggregate borrowings and repayments, $43.7 million of treasury purchases, $3.9 million of dividend payments, and $0.5 million of payments of payroll taxes on stock-based compensation through shares withheld.

Contractual Agreements

Below is a summary of our contractual obligations. For more information about our obligations, commitments, and contingencies, see our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.

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

Certain leases require us to pay real estate taxes, insurance, and common area maintenance charges. See “Item 2. Properties” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding our operating leases.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates have not materially changed from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Recently issued financial accounting standards are detailed in Note 1 “Basis of Presentation,” in the Notes to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a description of our market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025. No material changes related to our market risks have occurred since December 31, 2025.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ― OTHER INFORMATION

Item 1. Legal Proceedings

For information related to legal proceedings, see the discussion in Note 8 “Commitments and Contingencies” in the Notes to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial position, and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our other public filings with the SEC, and those contained in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases under our stock repurchase program are made from time to time at management’s discretion in accordance with applicable federal securities laws. All repurchases of our common stock have been recorded as treasury stock. The following table summarizes information relating to purchases of common stock made by or on our behalf during the quarter ended March 31, 2026 (dollars in thousands, except per share data):

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet Be
	Total Number		Part of Publicly	Purchased Under the Plans
	of Shares	Average Price Paid	Announced Plans or	or Programs
Period	Purchased	Per Share	Programs (1)	(in millions) (1)(2)
01/01/26-01/31/26	40,630	$57.64	40,630	$31.3
02/01/26-02/28/26	1,357	$59.32	1,357	$81.2
03/01/26-03/31/26	—	$—	—	$81.2
	41,987	$57.70	41,987

(1)	We have repurchased in aggregate approximately 4.2 million shares of our common stock for approximately $138.8 million pursuant to the repurchase program approved by our Board of Directors.

(2)	On March 28, 2001, we announced that our Board of Directors authorized the spending of up to $15.0 million to repurchase shares of our common stock. On each of February 11, 2014, December 17, 2018, November 22, 2022, May 1, 2024, April 30, 2025, and February 4, 2026, our Board of Directors approved increases of $15.0 million, $25.0 million, $25.0 million, $40.0 million, $50.0 million, and $50.0 million, respectively, to the repurchase program bringing the aggregate authorized amount under the repurchase program to $220.0 million. There is no fixed termination date for this repurchase program. Purchases may be made in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The timing and amount of any share repurchases will be based on market conditions and other factors.

Item 5. Other Information

Director and Officer Trading Arrangements

On March 9, 2026, Patricia Gallup, the Chief Administrative Officer of the Company and the Chair of the Board of Directors, adopted a Rule 10b5-1 trading agreement for the sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. Gallup’s Rule 10b5-1 trading agreement, which has a term until December 17, 2026, provides for the sale of up to 200,000 shares of common stock pursuant to the terms of the plan.

None of our other directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading agreement or a non-Rule 10b5-1 trading agreement (as each term is defined in Item 408(c) of Regulation S-K) during the first quarter of 2026.

Item 6. Exhibits

Exhibit Number		Description

3.1

Amended and Restated Certificate of Incorporation of PC Connection, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-4 (333-63272) filed on June 19, 2001).

3.2		Amended and Restated Bylaws of PC Connection, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed on January 9, 2008).

10.1	*	Director Compensation and Executive Bonus Plan, as amended.

10.2	*

Amendment No. 3, dated January 22, 2026, to Lease Agreement between the Registrant and Wilmington

Investors, LLC, dated August 27, 2014, for property located at 3336 Progress Way, Building 11,

Wilmington, OH.

10.3	*

Amendment No. 4, dated January 26, 2026, to Lease Agreement between the Registrant and Wilmington

Investors, LLC, dated August 27, 2014, for property located at 3336 Progress Way, Building 11,

Wilmington, OH.

31.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company’s President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	Inline XBRL Instance Document* - The Instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	*	Inline XBRL Taxonomy Presentation Linkbase Document.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Other Comprehensive Income for the three months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	April 29, 2026	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	April 29, 2026	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)