Form 10-Q
period 2026-06-30
PC CONNECTION INC
filed 2026-07-29
CIK 1050377

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended June 30, 2026

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of July 22, 2026 was 25,238,099.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$123,717	$193,221
Short-term investments	216,973	213,457
Accounts receivable, net	726,823	648,020
Inventories, net	205,095	143,567
Prepaid expenses and other current assets	21,533	22,607
Total current assets	1,294,141	1,220,872
Property and equipment, net	45,762	46,912
Right-of-use assets	7,315	1,569
Goodwill	73,602	73,602
Intangibles, net	473	989
Other assets	6,341	6,981
Total Assets	$1,427,634	$1,350,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$377,556	$338,202
Accrued payroll	24,978	30,939
Accrued expenses and other liabilities	46,792	51,251
Total current liabilities	449,326	420,392
Deferred income taxes	18,981	19,905
Non-current operating lease liabilities	6,677	498
Total Liabilities	474,984	440,795
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock	296	295
Additional paid-in capital	149,530	144,608
Retained earnings	946,196	905,890
Accumulated other comprehensive (loss) income	(208)	78
Treasury stock, at cost	(143,164)	(140,741)
Total Stockholders’ Equity	952,650	910,130
Total Liabilities and Stockholders’ Equity	$1,427,634	$1,350,925

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$853,996	$759,693	$1,575,862	$1,460,739
Cost of sales	696,523	621,927	1,285,652	1,195,662
Gross profit	157,473	137,766	290,210	265,077
Selling, general and administrative expenses	114,461	106,869	223,913	216,728
Severance expenses	—	—	3,060	2,930
Income from operations	43,012	30,897	63,237	45,419
Interest income, net	2,525	3,216	5,888	7,116
Other income	—	—	—	76
Income before taxes	45,537	34,113	69,125	52,611
Income tax provision	(12,369)	(9,324)	(18,734)	(14,341)
Net income	$33,168	$24,789	$50,391	$38,270

Earnings per common share:
Basic	$1.31	$0.98	$2.00	$1.49
Diluted	$1.31	$0.97	$1.99	$1.48

Shares used in computation of earnings per common share:
Basic	25,226	25,405	25,214	25,739
Diluted	25,339	25,520	25,309	25,860

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Unaudited)

(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$33,168	$24,789	$50,391	$38,270
Other comprehensive loss:
Unrealized losses on available-for-sale investments, net of tax of $32 and $76 for the three and six months ended June 30, 2026, respectively, and net of tax of $30 and $60 for the three and six months ended June 30, 2025, respectively	(120)	(114)	(286)	(227)
Comprehensive income	$33,048	$24,675	$50,105	$38,043

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30, 2026
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - March 31, 2026	29,566	$296	$146,575	$918,073	$(88)	(4,346)	$(143,164)	$921,692
Stock-based compensation expense	—	—	2,653	—	—	—	—	2,653
Restricted stock units vested	9	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(300)	—	—	—	—	(300)
Issuance of common stock under Employee Stock Purchase Plan	9	—	602	—	—	—	—	602
Dividend declaration ($0.20 per share)	—	—	—	(5,045)	—	—	—	(5,045)
Net income	—	—	—	33,168	—	—	—	33,168
Other comprehensive loss, net of tax	—	—	—	—	(120)	—	—	(120)
Balance - June 30, 2026	29,584	$296	$149,530	$946,196	$(208)	(4,346)	$(143,164)	$952,650

	Three Months Ended June 30, 2025
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - March 31, 2025	29,415	$294	$138,725	$847,037	$61	(3,787)	$(109,142)	$876,975
Stock-based compensation expense	—	—	2,461	—	—	—	—	2,461
Restricted stock units vested	13	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(399)	—	—	—	—	(399)
Repurchase of common stock for treasury	—	—	—	—	—	(255)	(15,701)	(15,701)
Issuance of common stock under Employee Stock Purchase Plan	10	—	619	—	—	—	—	619
Dividend declaration ($0.15 per share)	—	—	—	(3,810)	—	—	—	(3,810)
Net income	—	—	—	24,789	—	—	—	24,789
Other comprehensive loss, net of tax	—	—	—	—	(114)	—	—	(114)
Balance - June 30, 2025	29,438	$294	$141,406	$868,016	$(53)	(4,042)	$(124,843)	$884,820

See notes to unaudited condensed consolidated financial statements.

	Six Months Ended June 30, 2026
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - December 31, 2025	29,525	$295	$144,608	$905,890	$78	(4,304)	$(140,741)	$910,130
Stock-based compensation expense	—	—	5,292	—	—	—	—	5,292
Restricted stock units vested	50	1	(1)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(971)	—	—	—	—	(971)
Repurchase of common stock for treasury	—	—	—	—	—	(42)	(2,423)	(2,423)
Issuance of common stock under Employee Stock Purchase Plan	9	—	602	—	—	—	—	602
Dividend declaration ($0.20 per share)	—	—	—	(10,085)	—	—	—	(10,085)
Net income	—	—	—	50,391	—	—	—	50,391
Other comprehensive loss, net of tax	—	—	—	—	(286)	—	—	(286)
Balance - June 30, 2026	29,584	$296	$149,530	$946,196	$(208)	(4,346)	$(143,164)	$952,650

	Six Months Ended June 30, 2025
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - December 31, 2024	29,390	$294	$137,036	$837,466	$174	(3,090)	$(63,980)	$910,990
Stock-based compensation expense	—	—	4,669	—	—	—	—	4,669
Restricted stock units vested	38	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(918)	—	—	—	—	(918)
Repurchase of common stock for treasury	—	—	—	—	—	(952)	(60,863)	(60,863)
Issuance of common stock under Employee Stock Purchase Plan	10	—	619	—	—	—	—	619
Dividend declaration ($0.15 per share)	—	—	—	(7,720)	—	—	—	(7,720)
Net income	—	—	—	38,270	—	—	—	38,270
Other comprehensive loss, net of tax	—	—	—	—	(227)	—	—	(227)
Balance - June 30, 2025	29,438	$294	$141,406	$868,016	$(53)	(4,042)	$(124,843)	$884,820

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows used in Operating Activities:
Net income	$50,391	$38,270
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,533	5,965
Adjustments to credit losses reserve	1,796	1,058
Stock-based compensation expense	5,292	4,669
Deferred income taxes	(848)	—
Amortization of discount on short-term investments, net	(1,444)	(1,672)
Gain on sale of short-term investments	—	(76)
Loss on disposal of fixed assets	74	20
Changes in assets and liabilities:
Accounts receivable	(80,599)	(26,662)
Inventories	(61,528)	(38,433)
Prepaid expenses and other current assets	1,074	(4,142)
Other non-current assets	640	(1,629)
Accounts payable	39,328	3,368
Accrued expenses and other liabilities	(9,251)	(6,865)
Net cash used in operating activities	(49,542)	(26,129)
Cash Flows (used in) provided by Investing Activities:
Purchases of short-term investments	(105,650)	(52,358)
Proceeds from sale of short-term investments	—	108,763
Maturities of short-term investments	103,216	50,000
Purchases of property and equipment	(3,915)	(3,331)
Net cash (used in) provided by investing activities	(6,349)	103,074
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	—	732
Repayment of short-term borrowings	—	(732)
Purchase of common stock for treasury shares	(2,481)	(60,464)
Payments for excise tax on purchase of common stock for treasury shares	(678)	(36)
Dividend payments	(10,085)	(7,720)
Issuance of common stock under Employee Stock Purchase Plan	602	619
Payment of payroll taxes on stock-based compensation through shares withheld	(971)	(918)
Net cash used in financing activities	(13,613)	(68,519)
(Decrease) increase in cash and cash equivalents	(69,504)	8,426
Cash and cash equivalents, beginning of period	193,221	178,318
Cash and cash equivalents, end of period	$123,717	$186,744

Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$111	$346
Accrued purchase of treasury shares	$—	$66
Accrued excise tax on treasury purchases	$—	$572

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and six months ended June 30, 2026 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2026.

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

Included in interest income, net on the condensed consolidated statements of income is interest income on cash equivalents and short-term investments of $2,487 and $5,664 for the three and six months ended June 30, 2026, respectively, and $3,217 and $7,018 for the three and six months ended June 30, 2025, respectively.

Treasury Stock, at Cost

The total repurchases for the six months ended June 30, 2026 and 2025 were recorded as treasury stock of $2,423 and $60,863, respectively. Such costs reflect the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases made after December 31, 2022.

Severance Expenses

The severance expenses recorded for the six months ended June 30, 2026 and 2025 were related to voluntary and involuntary reductions in the Company’s workforce to lower the Company’s cost structure. Both the voluntary and involuntary reductions included cash severance and other related termination benefits. The majority of each of these costs are expected to be paid within a year of the applicable termination. Included in accrued payroll on the condensed consolidated balance sheets as of June 30, 2026 was $606 related to unpaid severance expenses.

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

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended June 30, 2026 and 2025, along with the segment for each category (in thousands).

	Three Months Ended June 30, 2026
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$123,005	$154,652	$61,240	$338,897
Desktops	53,221	26,813	16,541	96,575
Software	31,380	38,001	9,524	78,905
Servers/Storage	23,177	25,900	9,178	58,255
Net/Com Products	22,272	27,351	11,042	60,665
Displays and Sound	38,565	23,896	13,979	76,440
Accessories	48,381	26,905	11,531	86,817
Other Hardware/Services	29,619	20,352	7,471	57,442
Total net sales	$369,620	$343,870	$140,506	$853,996

	Three Months Ended June 30, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$97,683	$106,075	$57,460	$261,218
Desktops	57,713	28,559	17,020	103,292
Software	23,389	37,576	7,641	68,606
Servers/Storage	21,724	34,127	15,432	71,283
Net/Com Products	23,532	19,496	11,368	54,396
Displays and Sound	30,052	23,595	13,657	67,304
Accessories	44,142	24,515	10,004	78,661
Other Hardware/Services	27,776	19,225	7,932	54,933
Total net sales	$326,011	$293,168	$140,514	$759,693

The following tables represent a disaggregation of revenue from arrangements with customers for the six months ended June 30, 2026 and 2025, along with the segment for each category (in thousands).

	Six Months Ended June 30, 2026
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$247,648	$259,231	$96,968	$603,847
Desktops	104,910	52,068	26,710	183,688
Software	60,165	77,705	19,496	157,366
Servers/Storage	40,987	46,313	16,028	103,328
Net/Com Products	44,035	48,013	18,605	110,653
Displays and Sound	65,532	43,694	24,677	133,903
Accessories	94,970	50,806	21,117	166,893
Other Hardware/Services	57,844	41,602	16,738	116,184
Total net sales	$716,091	$619,432	$240,339	$1,575,862

	Six Months Ended June 30, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$185,225	$208,421	$125,038	$518,684
Desktops	111,185	52,352	29,879	193,416
Software	56,834	69,762	16,373	142,969
Servers/Storage	39,626	54,417	27,367	121,410
Net/Com Products	41,787	37,511	21,220	100,518
Displays and Sound	53,064	42,903	24,199	120,166
Accessories	83,949	48,175	25,733	157,857
Other Hardware/Services	52,344	38,012	15,363	105,719
Total net sales	$624,014	$551,553	$285,172	$1,460,739

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of June 30, 2026 and December 31, 2025 (in thousands).

	June 30, 2026	December 31, 2025
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$9,027	$8,801

Changes in the contract liability balances during the six months ended June 30, 2026 and 2025 are as follows (in thousands):

2026
Balance at December 31, 2025	$8,801
Cash received in advance and not recognized as revenue	13,546
Amounts recognized as revenue as performance obligations satisfied	(13,320)
Balance at June 30, 2026	$9,027

2025
Balance at December 31, 2024	$10,290
Cash received in advance and not recognized as revenue	25,180
Amounts recognized as revenue as performance obligations satisfied	(25,243)
Balance at June 30, 2025	$10,227

Note 3–Fair Value Measurements

Cash equivalents and short-term investments as of June 30, 2026 and December 31, 2025 consist of the following (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$88,021	$—	$—	$88,021
Short-term investments:
U.S. Government treasury securities	217,236	—	(263)	216,973
Total	$305,257	$—	$(263)	$304,994

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$170,826	$—	$—	$170,826
Short-term investments:
U.S. Government treasury securities	213,358	99	—	213,457
Total	$384,184	$99	$—	$384,283

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

As of June 30, 2026 and December 31, 2025, the fair values of the Company’s investments were all measured using level 1 inputs.

Note 4–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$33,168	$24,789	$50,391	$38,270
Denominator:
Denominator for basic earnings per share	25,226	25,405	25,214	25,739
Dilutive effect of employee stock awards	113	115	95	121
Denominator for diluted earnings per share	25,339	25,520	25,309	25,860
Earnings per share:
Basic	$1.31	$0.98	$2.00	$1.49
Diluted	$1.31	$0.97	$1.99	$1.48

For the three and six months ended June 30, 2026 and 2025, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Note 5–Leases

The Company leases certain facilities from a related party, which is a company affiliated with it through common ownership. The costs for these leases are presented within short-term lease cost in the below table.

As of June 30, 2026, there were no additional significant operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$—	$496	$496	$—	$1,017	$1,017
Short-term lease cost	419	192	611	837	333	1,170
Total lease cost	$419	$688	$1,107	$837	$1,350	$2,187

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$—	$391	$391	$—	$854	$854
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$555	$555	$—	$6,611	$6,611

Weighted-average remaining lease term (in years):
Capitalized operating leases				—	6.51	6.51

Weighted-average discount rate:
Capitalized operating leases				0.00%	4.64%	4.64%

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$—	$461	$461	$—	$922	$922
Short-term lease cost	420	148	568	840	296	1,136
Total lease cost	$420	$609	$1,029	$840	$1,218	$2,058

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$—	$512	$512	$—	$1,025	$1,025

Weighted-average remaining lease term (in years):
Capitalized operating leases				—	1.63	1.63

Weighted-average discount rate:
Capitalized operating leases				0.00%	4.32%	4.32%

As of June 30, 2026, future lease payments over the remaining term of capitalized operating leases were as follows (in thousands):

For the Years Ended December 31,
2026, excluding the six months ended June 30, 2026	$131
2027	1,543
2028	1,404
2029	1,285
2030	1,281
Thereafter	3,240
$8,884

Imputed interest	$(1,338)
Lease liability balance at June 30, 2026	$7,546

As of June 30, 2026, the right-of-use, or ROU, asset had a balance of $7,315. The long-term lease liability was $6,677 and the short-term lease liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets, was $869. As of December 31, 2025, the ROU asset had a balance of $1,569. The long-term lease liability was $498 and the short-term lease liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets, was $1,290.

Note 6–Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income, which is included as a component of stockholders’ equity, is comprised of unrealized gains and losses on short-term investments, net of tax. The changes in accumulated other comprehensive (loss) income were as follows (in thousands):

Six Months Ended
June 30, 2026
Balance - December 31, 2025	$78
Other comprehensive loss before reclassifications, net of tax	(224)
Less amounts reclassified from accumulated other comprehensive (loss) income, net of tax	62
Net other comprehensive loss	(286)
Balance - June 30, 2026	$(208)

Six Months Ended
June 30, 2025
Balance - December 31, 2024	$174
Other comprehensive loss before reclassifications, net of tax	(56)
Less amounts reclassified from accumulated other comprehensive (loss) income, net of tax	171
Net other comprehensive loss	(227)
Balance - June 30, 2025	$(53)

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

Segment information applicable to the Company’s operating segments and the related reconciliations to consolidated amounts for the three and six months ended June 30, 2026 and 2025 are shown below (in thousands):

	Three Months Ended June 30, 2026
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$369,620	$343,870	$140,506	$853,996
Cost of sales	314,475	264,789	117,260
Personnel costs	18,026	17,900	9,209
Marketing	1,591	4,540	1,246
Allocated corporate overhead	18,955	22,796	11,398
Depreciation and amortization	149	104	9
Other segment expenses[1]	1,359	2,010	1,468
Operating income (loss)	$15,065	$31,731	$(84)	$46,712
Unallocated Headquarters/Other expenses				(3,700)
Interest income, net				2,525
Income before taxes				$45,537

	Three Months Ended June 30, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$326,011	$293,168	$140,514	$759,693
Cost of sales	278,389	224,319	119,219
Personnel costs	16,995	17,662	9,273
Marketing	787	2,564	575
Allocated corporate overhead	18,069	21,521	10,761
Depreciation and amortization	195	155	22
Other segment expenses[1]	1,230	1,383	2,796
Operating income (loss)	$10,346	$25,564	$(2,132)	$33,778
Unallocated Headquarters/Other expenses				(2,881)
Interest income, net				3,216
Income before taxes				$34,113

1)	Other segment expenses for each of the reportable segments include service contracts/subscriptions, professional fees, facilities operations, credit card fees, and other miscellaneous expenses.

	Six Months Ended June 30, 2026
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$716,091	$619,432	$240,339	$1,575,862
Cost of sales	610,721	472,848	202,083
Personnel costs	35,939	35,853	17,011
Marketing	3,346	7,774	1,984
Allocated corporate overhead	37,718	45,370	22,683
Depreciation and amortization	346	258	25
Other segment expenses[1]	2,255	3,713	2,691
Operating income (loss)	$25,766	$53,616	$(6,138)	$73,244
Unallocated Headquarters/Other expenses				(10,007)
Interest income, net				5,888
Income before taxes				$69,125

Segment assets	$797,889	$693,380	$102,459	$1,593,728
Headquarters/Other assets				(166,094)
Consolidated assets				$1,427,634

	Six Months Ended June 30, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$624,014	$551,553	$285,172	$1,460,739
Cost of sales	534,094	417,297	244,271
Personnel costs	33,165	35,437	18,859
Marketing	2,884	7,403	1,659
Allocated corporate overhead	36,359	42,997	21,499
Depreciation and amortization	387	310	45
Other segment expenses[1]	2,277	4,128	4,313
Operating income (loss)	$14,848	$43,981	$(5,474)	$53,355
Unallocated Headquarters/Other expenses				(7,936)
Interest income, net				7,116
Other income				76
Income before taxes				$52,611

Segment assets	$753,931	$591,894	$88,650	$1,434,475
Headquarters/Other assets				(165,198)
Consolidated assets				$1,269,277

1)	Other segment expenses for each of the reportable segments include service contracts/subscriptions, professional fees, facilities operations, credit card fees, and other miscellaneous expenses.

The assets of the Company’s three operating segments presented above consist primarily of accounts receivable, net intercompany receivables, goodwill, and other intangibles, net. Assets reported under the Headquarters/Other are managed by corporate headquarters, including cash and cash equivalents, short-term investments, inventories, property and equipment, ROU assets, and intercompany balance, net. As of June 30, 2026 and 2025, total assets for the Headquarters/Other were presented net of intercompany balance eliminations of $64,232 and $46,339, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade its management information systems. These information systems serve all of the Company’s segments, to varying degrees, and accordingly, the CODM does not evaluate capital expenditures on a segment-by-segment basis.

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

Note 10–Supplier Finance Programs

The Company has agreements with third-party financial institutions, instituted by request of participating suppliers, that allow for the ability to finance payment obligations from the Company. The third-party financial institutions have separate arrangements with the Company’s suppliers and provide them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangements between the third-parties and its suppliers and receives no compensation from the third-party financial institutions. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangements. The payment terms under these arrangements are typical with industry standards and range from 30 to 50 days. The agreements with the financial institutions are collateralized by the inventory purchased through the financing agreements. The Company’s outstanding payment obligations under the supplier finance programs, which are included in accounts payable on the condensed consolidated balance sheets, were $65,657 and $58,563 at June 30, 2026 and December 31, 2025, respectively.

Note 11–Supplemental Cash Flow Information

Income taxes paid, net of refunds received for the six months ended June 30, 2026 was $13,781. Income taxes paid for the six months ended June 30, 2025 was $18,171.

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

The following table sets forth the gross billings for each of our operating segments and our consolidated entity (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross billings
Enterprise Solutions	$477.0	$407.5	$916.6	$806.3
Business Solutions	496.1	425.1	942.1	833.1
Public Sector Solutions	197.1	193.8	332.8	366.0
Total gross billings	$1,170.2	$1,026.4	$2,191.5	$2,005.4

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$854.0	$759.7	$1,575.9	$1,460.7
Gross margin	18.4%	18.1%	18.4%	18.1%
Selling, general and administrative expenses	13.4%	14.1%	14.2%	14.8%
Income from operations	5.0%	4.1%	4.0%	3.1%

Net sales of $854.0 million for the second quarter of 2026 reflect an increase of $94.3 million, or 12.4% compared to the second quarter of 2025. The increase was primarily driven by increases in net sales of notebooks/mobility, software, displays and sound, accessories, net/com products, and other hardware/services of $77.7 million, $10.3 million, $9.1 million, $8.2 million, $6.3 million, and $2.5 million, respectively, as shown in the table in Note 2, “Revenue,” in the Notes to our Unaudited Condensed Consolidated Financial Statements. These increases were partially offset by decreases in net sales of servers/storage and desktops of $13.0 million and $6.7 million, respectively. Gross profit for the second quarter of 2026 increased year-over-year by $19.7 million, or 14.3%, to $157.5 million as illustrated in the table and the discussion beginning on page 22 of this Quarterly Report on Form 10-Q. Gross margin increased to 18.4% from 18.1% a year ago. The increase in gross margin was primarily driven by improved invoice margins in accessories and other hardware/services primarily due to changes in customer mix, as well as an increase in the amount of software sales recognized on a net basis as these sales are recognized in the financial statements at 100% margin. SG&A expenses as a percentage of net sales decreased to 13.4% compared to 14.1% a year ago, primarily due to the increase in net sales as discussed above. Operating income as a percentage of net sales increased to 5.0% compared to 4.1% a year ago, primarily due to the increases in net sales and gross profit as discussed above.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Segment
Enterprise Solutions	43%	43%	46%	43%
Business Solutions	40	39	39	38
Public Sector Solutions	17	18	15	19
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	40%	34%	38%	36%
Desktops	11	14	12	13
Software	9	9	10	10
Servers/Storage	7	9	7	8
Net/Com Products	7	7	7	7
Displays and Sound	9	9	8	8
Accessories	10	10	11	11
Other Hardware/Services	7	8	7	7
Total	100%	100%	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Segment
Enterprise Solutions	14.9%	14.6%	14.7%	14.4%
Business Solutions	23.0	23.5	23.7	24.3
Public Sector Solutions	16.5	15.2	15.9	14.3
Total Company	18.4%	18.1%	18.4%	18.1%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Personnel costs	$85.8	$81.2	$170.3	$164.1
Marketing	7.9	4.4	14.0	12.4
Service contracts/subscriptions	7.2	6.4	14.0	13.2
Professional fees	2.8	4.9	5.7	8.1
Depreciation and amortization	2.7	2.9	5.5	6.0
Facilities operations	1.9	1.9	3.9	3.7
Credit card fees	1.6	1.6	3.0	3.0
Other	4.6	3.6	7.5	6.2
Total SG&A expense	$114.5	$106.9	$223.9	$216.7
As a percentage of net sales	13.4%	14.1%	14.2%	14.8%

Severance Expenses

There were no severance expenses incurred during the three months ended June 30, 2026 and 2025. During the six months ended June 30, 2026 and 2025, we undertook actions to lower our cost structure. In connection with these initiatives, we incurred severance expenses of $3.1 million and $2.9 million for the six months ended June 30, 2026 and 2025, respectively. The severance expenses were related to voluntary and involuntary reductions in our workforce. Both the voluntary and involuntary reductions included cash severance and other related termination benefits. The majority of each of these costs are expected to be paid within a year of the applicable termination and any unpaid balances are included in accrued payroll on the condensed consolidated balance sheets as of June 30, 2026.

Year-Over-Year Comparisons

In this section and elsewhere in this Quarterly Report on Form 10-Q we refer to changes in year-over-year results. Unless context otherwise requires, such references refer to changes between the three months ended June 30, 2026 and the three months ended June 30, 2025, and changes between the six months ended June 30, 2026 and the six months ended June 30, 2025.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended June 30,
	2026		2025
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$369.6	43.2%	$326.0	42.9%	$43.6	13.4%
Business Solutions	343.9	40.3	293.2	38.6	50.7	17.3
Public Sector Solutions	140.5	16.5	140.5	18.5	—	—
Total	$854.0	100.0%	$759.7	100.0%	$94.3	12.4%
Gross Profit:
Enterprise Solutions	$55.2	14.9%	$47.6	14.6%	$7.6	15.8%
Business Solutions	79.1	23.0	68.9	23.5	10.2	14.9
Public Sector Solutions	23.2	16.5	21.3	15.2	1.9	9.2
Total	$157.5	18.4%	$137.8	18.1%	$19.7	14.3%

Net sales increased for the second quarter of 2026 compared to the second quarter of 2025, as explained by the year-over-year changes discussed below:

●	Net sales of $369.6 million for the Enterprise Solutions segment reflect an increase of $43.6 million, or 13.4%. The increase in net sales is primarily due to increases in net sales of notebooks/mobility, displays and sound, software, accessories, other hardware/services, and servers/storage of $25.3 million, $8.5 million, $8.0 million, $4.2 million, $1.8 million, and $1.5 million, respectively. These increases were partially offset by decreases in net sales of desktops and net/com products of $4.5 million and $1.3 million, respectively.

●	Net sales of $343.9 million for the Business Solutions segment reflect an increase of $50.7 million, or 17.3%. The increase in net sales is primarily due to increases in net sales of notebooks/mobility, net/com products, accessories, and other hardware/services of $48.6 million, $7.9 million, $2.4 million, and $1.1 million, respectively. These increases were partially offset by decreases in net sales of servers/storage and desktops of $8.2 million and $1.7 million, respectively.

●	Net sales of $140.5 million for the Public Sector Solutions segment were substantially the same as in the second quarter of 2025. Sales to the federal government decreased by $6.8 million, or 24.7%, compared to the prior year quarter, while sales to state and local government and educational institutions increased by $6.8 million, or 6.0%. Increases in net sales of notebooks/mobility, software, accessories, and displays and sound of $3.8 million, $1.9 million, $1.5 million, and $0.3 million, respectively, were offset by decreases in net sales of servers/storage, desktops, other hardware/services, and net/com products of $6.3 million, $0.5 million, $0.5 million, and $0.3 million, respectively.

Gross profit for the second quarter of 2026 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment increased by $7.6 million year-over-year primarily due to the increase in net sales as discussed in the preceding paragraph.

●	Gross profit for the Business Solutions segment increased by $10.2 million year-over-year primarily due to the increase in net sales as discussed in the preceding paragraph.

●	Gross profit for the Public Sector Solutions segment increased by $1.9 million primarily as a result of improved invoice margins in notebooks/mobility primarily due to changes in customer mix.

Gross margin for the second quarter of 2026 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross margin for the Enterprise Solutions segment increased by 30 basis points primarily as a result of an increase in the amount of software sales recognized on a net basis, as well as improved invoice margins in other hardware/services primarily due to changes in customer mix.

●	Gross margin for the Business Solutions segment decreased by 50 basis points primarily as a result of a shift in product mix to sales of lower-margin notebooks/mobility.

●	Gross margin for the Public Sector Solutions segment increased by 130 basis points primarily as a result of improved invoice margins in notebooks/mobility primarily due to changes in customer mix, as well as an increase in the amount of software sales recognized on a net basis.

Selling, general and administrative expenses for the second quarter of 2026 increased in dollars but decreased as a percentage of net sales compared to the second quarter of 2025. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other expenses are summarized in the table below (dollars in millions):

	Three Months Ended June 30,
	2026		2025
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$40.1	10.8%	$37.3	11.4%	$2.8	7.5%
Business Solutions	47.4	13.8	43.3	14.8	4.1	9.4
Public Sector Solutions	23.3	16.6	23.4	16.7	(0.1)	(0.4)
Headquarters/Other, unallocated	3.7		2.9		0.8	28.3
Total	$114.5	13.4%	$106.9	14.1%	$7.6	7.1%

●	SG&A expenses for the Enterprise Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in personnel costs, use of shared Headquarter services, and marketing of $1.0 million, $0.9 million, and $0.8 million, respectively. SG&A expenses as a percentage of net sales were 10.8% for the Enterprise Solutions segment for the second quarter of 2026, which reflects a decrease of 60 basis points and is primarily due to the increase in net sales as discussed above.

●	SG&A expenses for the Business Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in marketing, use of shared Headquarter services, and other expenses of $2.0 million, $1.3 million, and $0.5 million, respectively. SG&A expenses as a percentage of net sales were 13.8% for the Business Solutions segment for the second quarter of 2026, which reflects a decrease of 100 basis points and is primarily due to the increase in net sales as discussed above.

●	SG&A expenses for the Public Sector Solutions segment remained substantially the same year-over-year both in dollars and as a percentage of net sales. A decrease in professional fees of $1.5 million was substantially offset by increases in marketing and use of shared Headquarter services of $0.7 million and $0.6 million, respectively.

●	SG&A expenses for the Headquarters/Other increased year-over-year by $0.8 million primarily due to an increase in personnel costs of $3.3 million, partially offset by an increase in the allocated amounts to the operating segments of $2.8 million. The Headquarters/Other provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters/Other services are charged to the segments based on their estimated allocation usage of the underlying services.

Income from operations for the second quarter of 2026 was $43.0 million, compared to $30.9 million for the second quarter of 2025. Income from operations as a percentage of net sales increased to 5.0% for the second quarter of 2026, compared to 4.1% for the prior year quarter. The increase in income from operations both in dollars and as a percentage of net sales is primarily due to the increases in net sales and gross profit as discussed above.

Interest income, net for the second quarter of 2026 decreased to $2.5 million, compared to $3.2 million for the second quarter of 2025, primarily due to a decrease in interest income of $0.7 million. The decrease in interest income is primarily a result of lower cash equivalent balances in the current period combined with lower realized interest rates in the current period.

Income taxes. Our provision for income taxes for the second quarter of 2026 increased to $12.4 million, compared to $9.3 million for the second quarter of 2025. The increase in our provision for income taxes was primarily due to the increase in income before taxes. Our effective tax rate was 27.2% for the quarter ended June 30, 2026, compared to 27.3% for the quarter ended June 30, 2025.

Net income for the second quarter of 2026 increased to $33.2 million, compared to $24.8 million for the second quarter of 2025, primarily due to the increase in income from operations, partially offset by the decrease in interest income, net and the increase in our provision for income taxes, as discussed above.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Six Months Ended June 30,
	2026		2025
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$716.1	45.4%	$624.0	42.7%	$92.1	14.8%
Business Solutions	619.4	39.3	551.5	37.8	67.9	12.3
Public Sector Solutions	240.4	15.3	285.2	19.5	(44.8)	(15.7)
Total	$1,575.9	100.0%	$1,460.7	100.0%	$115.2	7.9%
Gross Profit:
Enterprise Solutions	$105.4	14.7%	$89.9	14.4%	$15.5	17.2%
Business Solutions	146.6	23.7	134.3	24.3	12.3	9.2
Public Sector Solutions	38.2	15.9	40.9	14.3	(2.7)	(6.5)
Total	$290.2	18.4%	$265.1	18.1%	$25.1	9.5%

Net sales increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, as explained by the year-over-year changes discussed below:

●	Net sales of $716.1 million for the Enterprise Solutions segment reflect an increase of $92.1 million, or 14.8%. The increase in net sales is primarily due to increases in net sales of notebooks/mobility, displays and sound, accessories, other hardware/services, software, net/com products, and servers/storage of $62.4 million, $12.5 million, $11.0 million, $5.5 million, $3.3 million, $2.2 million, and $1.4 million, respectively. These increases were partially offset by a decrease in net sales of desktops of $6.3 million.

●	Net sales of $619.4 million for the Business Solutions segment reflect an increase of $67.9 million, or 12.3%. The increase in net sales is primarily due to increases in net sales of notebooks/mobility, net/com products, software, other hardware/services, and accessories of $50.8 million, $10.5 million, $7.9 million, $3.6 million, and $2.6 million, respectively. These increases were partially offset by a decrease in net sales of servers/storage of $8.1 million.

●	Net sales of $240.4 million for the Public Sector Solutions segment reflect a decrease of $44.8 million, or 15.7%. Sales to the federal government decreased by $48.9 million, or 57.4%, compared to the prior year period, primarily due to a few large orders in the prior period that did not repeat. Sales to state and local government and educational institutions increased by $4.1 million, or 2.0%. The decrease in net sales is primarily due to decreases in net sales of notebooks/mobility, servers/storage, accessories, desktops, and net/com products of $28.1 million, $11.3 million, $4.6 million, $3.2 million, and $2.6 million, respectively. These decreases were partially offset by increases in net sales of software and other hardware/services of $3.1 million and $1.4 million, respectively.

Gross profit for the six months ended June 30, 2026 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment increased by $15.5 million year-over-year primarily due to the increase in net sales as discussed in the preceding paragraph.

●	Gross profit for the Business Solutions segment increased by $12.3 million year-over-year primarily due to the increase in net sales as discussed in the preceding paragraph.

●	Gross profit for the Public Sector Solutions segment decreased by $2.7 million year-over-year primarily due to the decrease in net sales as discussed in the preceding paragraph.

Gross margin for the six months ended June 30, 2026 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross margin for the Enterprise Solutions segment increased by 30 basis points primarily as a result of improved invoice margins in other hardware/services primarily due to changes in customer mix.

●	Gross margin for the Business Solutions segment decreased by 60 basis points primarily as a result of decreases in invoice margins in desktops and notebooks/mobility primarily due to changes in customer mix.

●	Gross margin for the Public Sector Solutions segment increased by 160 basis points primarily due to an increase in the amount of software sales recognized on a net basis, as well as a few low-margin deals in the prior period that did not repeat.

Selling, general and administrative expenses for the six months ended June 30, 2026 increased in dollars but decreased as a percentage of net sales compared to the six months ended June 30, 2025. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other expenses are summarized in the table below (dollars in millions):

	Six Months Ended June 30,
	2026		2025
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$79.4	11.1%	$75.1	12.0%	$4.3	5.8%
Business Solutions	92.7	15.0	88.6	16.1	4.1	4.6
Public Sector Solutions	43.8	18.2	46.4	16.3	(2.6)	(5.5)
Headquarters/Other, unallocated	8.0		6.6		1.4	19.9
Total	$223.9	14.2%	$216.7	14.8%	$7.2	3.3%

●	SG&A expenses for the Enterprise Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in personnel costs and use of shared Headquarter services of $2.8 million and $1.4 million, respectively. SG&A expenses as a percentage of net sales were 11.1% for the Enterprise Solutions segment for the six months ended June 30, 2026, which reflects a decrease of 90 basis points and is primarily due to the increase in net sales as discussed above.

●	SG&A expenses for the Business Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in use of shared Headquarter services, other expenses, personnel costs, and marketing of $2.4 million, $0.7 million, $0.4 million, and $0.4 million, respectively. SG&A expenses as a percentage of net sales were 15.0% for the Business Solutions segment for the six months ended June 30, 2026, which reflects a decrease of 110 basis points and is primarily due to the increase in net sales as discussed above.

●	SG&A expenses for the Public Sector Solutions segment decreased year-over-year in dollars but increased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to decreases in professional fees and personnel costs of $2.2 million and $1.8 million, respectively, partially offset by an increase in use of shared Headquarter services of $1.2 million. SG&A expenses as a percentage of net sales were 18.2% for the Public Sector Solutions segment for the six months ended June 30, 2026, which reflects an increase of 190 basis points and is primarily due to the decrease in net sales as discussed above.

●	SG&A expenses for the Headquarters/Other increased year-over-year by $1.4 million primarily due to increases in personnel costs, service contracts/subscriptions, and marketing of $4.9 million, $0.8 million, and $0.4 million, respectively, partially offset by an increase in the allocated amounts to the operating segments of $4.9 million. The Headquarters/Other provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters/Other services are charged to the segments based on their estimated allocation usage of the underlying services.

Severance expenses for the six months ended June 30, 2026 were $3.1 million, compared to $2.9 million for the six months ended June 30, 2025. The severance expenses were related to voluntary and involuntary reductions in our workforce to lower our cost structure and included cash severance and other related termination benefits.

Income from operations for the six months ended June 30, 2026 was $63.2 million, compared to $45.4 million for the six months ended June 30, 2025. Income from operations as a percentage of net sales increased to 4.0% for the six months ended June 30, 2026, compared to 3.1% for the prior year period. The increase in income from operations both in dollars and as a percentage of net sales is primarily due to the increases in net sales and gross profit as discussed above.

Interest income, net for the six months ended June 30, 2026 decreased to $5.9 million, compared to $7.1 million for the six months ended June 30, 2025, primarily due to a decrease in interest income of $1.2 million. The decrease in interest income is primarily a result of lower cash equivalent balances in the current period combined with lower realized interest rates in the current period.

Income taxes. Our provision for income taxes for the six months ended June 30, 2026 increased to $18.7 million, compared to $14.3 million for the six months ended June 30, 2025. The increase in our provision for income taxes was primarily due to the increase in income before taxes. Our effective tax rate was 27.1% for the six months ended June 30, 2026, compared to 27.3% for the six months ended June 30, 2025.

Net income for the six months ended June 30, 2026 increased to $50.4 million, compared to $38.3 million for the six months ended June 30, 2025, primarily due to the increase in income from operations, partially offset by the decrease in interest income, net and the increase in our provision for income taxes, as discussed above.

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

We expect to meet our cash requirements for the next twelve months and beyond through a combination of cash on hand, short-term investments, and cash generated from operations, as follows:

●	Cash and Cash Equivalents. As of June 30, 2026, we had $123.7 million in cash and cash equivalents.

●	Short-term Investments. As of June 30, 2026, we had $217.0 million in short-term investments.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate positive cash flow.

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

Dividends

A summary of 2026 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.20	February 3, 2026	February 17, 2026	March 6, 2026
$0.20	April 28, 2026	May 12, 2026	May 29, 2026

On July 29, 2026, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.20 per share. The dividend will be paid on August 28, 2026 to all stockholders of record as of the close of business on August 11, 2026. The declaration and payment of any future dividends is at the discretion of our Board of Directors and will depend upon our financial position, strategic plans, general business conditions and any other factors deemed relevant by our Board of Directors.

Summary of Sources and Uses of Cash

Cash flows from operating, investing and financing activities for the six months ended June 30, 2026 and 2025, as reflected in our Unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Quarterly Report on Form 10-Q, are summarized in the following table (in millions):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(49.5)	$(26.2)
Net cash (used in) provided by investing activities	(6.4)	103.1
Net cash used in financing activities	(13.6)	(68.5)
(Decrease) increase in cash and cash equivalents	$(69.5)	$8.4

Cash used in operating activities is summarized as follows (in millions):

	Six Months Ended June 30,
	2026	2025	Change
Net income	$50.4	$38.3	$12.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5.5	6.0	(0.5)
Adjustments to credit losses reserve	1.8	1.1	0.7
Stock-based compensation expense	5.3	4.7	0.6
Deferred income taxes	(0.8)	—	(0.8)
Amortization of discount on short-term investments, net	(1.4)	(1.7)	0.3
Other adjustments	0.1	(0.3)	0.4
Changes in assets and liabilities:
Accounts receivable	(80.6)	(26.7)	(53.9)
Inventories	(61.5)	(38.4)	(23.1)
Prepaid expenses and other current assets	1.1	(4.1)	5.2
Other non-current assets	0.6	(1.6)	2.2
Accounts payable	39.3	3.4	35.9
Accrued expenses and other liabilities	(9.3)	(6.9)	(2.4)
Net cash used in operating activities	$(49.5)	$(26.2)	$(23.3)

The decrease in net cash from operating activities of $23.3 million for the six months ended June 30, 2026 was primarily attributable to changes in accounts receivable, accounts payable, and inventories of $53.9 million, $35.9 million, and $23.1 million, respectively. The change in cash from operating activities attributable to accounts receivable is primarily driven by the timing of collections. The change in cash from operating activities attributable to accounts payable is primarily due to the timing of payments. The change in cash from operating activities attributable to inventories is primarily due to an increase in inventory purchases related to customer rollouts and management’s decision to secure supply.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	June 30,
(in days)	2026	2025
Days of sales outstanding (DSO)(1)	71	68
Days of supply in inventory (DIO)(2)	27	20
Days of purchases outstanding (DPO)(3)	(49)	(44)
Cash conversion cycle	49	44

(1)	Represents the trade receivable at the end of the quarter divided by average daily net sales for the same three-month period.

(2)	Represents the inventory balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

(3)	Represents the accounts payable balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

The cash conversion cycle increased to 49 days at June 30, 2026, compared to 44 days at June 30, 2025, as evidenced in the above cash conversion table. The increase in DSO is primarily due to the increase in trade receivables as of June 30, 2026 compared to June 30, 2025. The increase in DIO is primarily due to the increase in inventory as of June 30, 2026 compared to June 30, 2025. The increase in DPO is primarily due to the increase in accounts payable as of June 30, 2026 compared to June 30, 2025.

Cash (used in) provided by investing activities for the six months ended June 30, 2026 consisted of $105.7 million of purchases of U.S. Government treasury securities, $103.2 million of maturities of U.S. Government treasury securities, and $3.9 million of purchases of property and equipment. The property and equipment expenditures were primarily for computer equipment and capitalized internally developed software in connection with investments in our IT infrastructure. In the prior year period, investing activities consisted of $52.4 million of purchases of U.S. Government treasury securities, $108.8 million of sales of U.S. Government treasury securities, $50.0 million of maturities of U.S. Government treasury securities, and $3.3 million of purchases of property and equipment.

Cash used in financing activities for the six months ended June 30, 2026 consisted of $10.1 million of dividend payments, $2.5 million of treasury purchases, $0.7 million of excise tax payments on treasury purchases, $0.6 million of issuances of stock under the Employee Stock Purchase Plan, and $1.0 million of payments of payroll taxes on stock-based compensation through shares withheld. In the prior year period, financing activities consisted of $0.7 million of aggregate borrowings and repayments, $60.5 million of treasury purchases, $7.7 million of dividend payments, $0.6 million of issuances of stock under the Employee Stock Purchase Plan, and $0.9 million of payments of payroll taxes on stock-based compensation through shares withheld.

Contractual Agreements

Below is a summary of our contractual obligations. For more information about our obligations, commitments, and contingencies, see our condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.

Supplier Finance Programs. We have entered into agreements with financial institutions to facilitate the purchase of inventory from designated suppliers under certain terms and conditions to enhance liquidity. We do not incur any interest or other incremental expenses associated with these agreements as balances are paid when they are due. See Note 10, “Supplier Finance Programs,” of our Unaudited Condensed Consolidated Financial Statements for additional information.

Operating Leases. We lease facilities, including our corporate headquarters and a facility adjacent to our corporate headquarters, from a related party, which is a company affiliated with us through common ownership. The lease agreements of these two Merrimack, New Hampshire facilities have expired. We continue to occupy the facilities on a month-to-month basis under the terms of the prior written lease agreements. It is our intention to enter into a written, long-term lease for our corporate headquarters. We do not expect to occupy the adjacent facility long term, and accordingly we do not intend to enter into a written, long-term lease for the adjacent facility. We also lease facilities from third parties under non-cancelable operating leases. Certain leases require us to pay real estate taxes, insurance, and common area maintenance charges. See “Item 2. Properties” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding our operating leases.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II ― OTHER INFORMATION

Item 1. Legal Proceedings

For information related to legal proceedings, see the discussion in Note 8, “Commitments and Contingencies,” in the Notes to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

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

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(c) of Regulation S-K) during the second quarter of 2026.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Other Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	July 29, 2026	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
President and Chief Executive Officer (Duly Authorized Officer)

Date:	July 29, 2026	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)