Form 10-Q
period 2026-09-30
PC CONNECTION INC
filed 2026-10-28
CIK 1050377

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934*

For the quarterly period ended September 30, 2026

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

Yes  ☐    No  ☑

The number of shares outstanding of the issuer’s common stock as of October 21, 2026 was 25,247,910.

PC CONNECTION, INC. AND SUBSIDIARIES

FORM 10-Q

PART I ― FINANCIAL INFORMATION

Item 1. Financial Statements

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands)

	September 30,	December 31,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$124,597	$193,221
Short-term investments	218,717	213,457
Accounts receivable, net	789,590	648,020
Inventories, net	226,599	143,567
Prepaid expenses and other current assets	23,718	22,607
Total current assets	1,383,221	1,220,872
Property and equipment, net	45,569	46,912
Right-of-use assets	7,541	1,569
Goodwill	73,602	73,602
Intangibles, net	450	989
Other assets	5,915	6,981
Total Assets	$1,516,298	$1,350,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$413,156	$338,202
Accrued payroll	36,800	30,939
Accrued expenses and other liabilities	58,240	51,251
Total current liabilities	508,196	420,392
Deferred income taxes	20,261	19,905
Non-current operating lease liabilities	6,712	498
Total Liabilities	535,169	440,795
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock	296	295
Additional paid-in capital	151,805	144,608
Retained earnings	972,606	905,890
Accumulated other comprehensive (loss) income	(414)	78
Treasury stock, at cost	(143,164)	(140,741)
Total Stockholders’ Equity	981,129	910,130
Total Liabilities and Stockholders’ Equity	$1,516,298	$1,350,925

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$874,313	$709,068	$2,450,175	$2,169,807
Cost of sales	712,452	570,423	1,998,104	1,766,085
Gross profit	161,861	138,645	452,071	403,722
Selling, general and administrative expenses	120,881	108,379	344,794	325,107
Severance expenses	—	—	3,060	2,930
Income from operations	40,980	30,266	104,217	75,685
Interest income, net	2,467	3,689	8,355	10,805
Other income	—	—	—	76
Income before taxes	43,447	33,955	112,572	86,566
Income tax provision	(11,989)	(9,215)	(30,723)	(23,556)
Net income	$31,458	$24,740	$81,849	$63,010

Earnings per common share:
Basic	$1.25	$0.98	$3.25	$2.46
Diluted	$1.24	$0.97	$3.23	$2.45

Shares used in computation of earnings per common share:
Basic	25,241	25,354	25,223	25,609
Diluted	25,441	25,489	25,362	25,734

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Unaudited)

(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$31,458	$24,740	$81,849	$63,010
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale investments, net of tax of $55 and $131 for the three and nine months ended September 30, 2026, respectively, and net of tax of $(36) and $24 for the three and nine months ended September 30, 2025, respectively	(206)	138	(492)	(89)
Comprehensive income	$31,252	$24,878	$81,357	$62,921

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30, 2026
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - June 30, 2026	29,584	$296	$149,530	$946,196	$(208)	(4,346)	$(143,164)	$952,650
Stock-based compensation expense	—	—	2,658	—	—	—	—	2,658
Restricted stock units vested	10	—	—	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(383)	—	—	—	—	(383)
Dividend declaration ($0.20 per share)	—	—	—	(5,048)	—	—	—	(5,048)
Net income	—	—	—	31,458	—	—	—	31,458
Other comprehensive loss, net of tax	—	—	—	—	(206)	—	—	(206)
Balance - September 30, 2026	29,594	$296	$151,805	$972,606	$(414)	(4,346)	$(143,164)	$981,129

	Three Months Ended September 30, 2025
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - June 30, 2025	29,438	$294	$141,406	$868,016	$(53)	(4,042)	$(124,843)	$884,820
Stock-based compensation expense	—	—	2,433	—	—	—	—	2,433
Restricted stock units vested	13	1	(1)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(425)	—	—	—	—	(425)
Repurchase of common stock for treasury	—	—	—	—	—	(83)	(5,165)	(5,165)
Dividend declaration ($0.15 per share)	—	—	—	(3,799)	—	—	—	(3,799)
Net income	—	—	—	24,740	—	—	—	24,740
Other comprehensive income, net of tax	—	—	—	—	138	—	—	138
Balance - September 30, 2025	29,451	$295	$143,413	$888,957	$85	(4,125)	$(130,008)	$902,742

	Nine Months Ended September 30, 2026
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - December 31, 2025	29,525	$295	$144,608	$905,890	$78	(4,304)	$(140,741)	$910,130
Stock-based compensation expense	—	—	7,950	—	—	—	—	7,950
Restricted stock units vested	60	1	(1)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(1,354)	—	—	—	—	(1,354)
Repurchase of common stock for treasury	—	—	—	—	—	(42)	(2,423)	(2,423)
Issuance of common stock under Employee Stock Purchase Plan	9	—	602	—	—	—	—	602
Dividend declaration ($0.20 per share)	—	—	—	(15,133)	—	—	—	(15,133)
Net income	—	—	—	81,849	—	—	—	81,849
Other comprehensive loss, net of tax	—	—	—	—	(492)	—	—	(492)
Balance - September 30, 2026	29,594	$296	$151,805	$972,606	$(414)	(4,346)	$(143,164)	$981,129

	Nine Months Ended September 30, 2025
	Common Stock		Additional	Retained	Accumulated Other	Treasury Shares
	Shares	Amount	Paid-In Capital	Earnings	Comprehensive (Loss) Income	Shares	Amount	Total
Balance - December 31, 2024	29,390	$294	$137,036	$837,466	$174	(3,090)	$(63,980)	$910,990
Stock-based compensation expense	—	—	7,102	—	—	—	—	7,102
Restricted stock units vested	51	1	(1)	—	—	—	—	—
Shares withheld for taxes paid on stock awards	—	—	(1,343)	—	—	—	—	(1,343)
Repurchase of common stock for treasury	—	—	—	—	—	(1,035)	(66,028)	(66,028)
Issuance of common stock under Employee Stock Purchase Plan	10	—	619	—	—	—	—	619
Dividend declaration ($0.15 per share)	—	—	—	(11,519)	—	—	—	(11,519)
Net income	—	—	—	63,010	—	—	—	63,010
Other comprehensive loss, net of tax	—	—	—	—	(89)	—	—	(89)
Balance - September 30, 2025	29,451	$295	$143,413	$888,957	$85	(4,125)	$(130,008)	$902,742

See notes to unaudited condensed consolidated financial statements.

PC CONNECTION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash Flows (used in) provided by Operating Activities:
Net income	$81,849	$63,010
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,173	8,853
Adjustments to credit losses reserve	3,210	1,233
Stock-based compensation expense	7,950	7,102
Deferred income taxes	487	3,185
Amortization of discount on short-term investments, net	(2,113)	(1,612)
Gain on sale of short-term investments	—	(76)
Loss on disposal of fixed assets	149	30
Changes in assets and liabilities:
Accounts receivable	(144,780)	(6,504)
Inventories	(83,032)	(39,964)
Prepaid expenses and other current assets	(1,111)	(4,854)
Other non-current assets	1,066	(3,803)
Accounts payable	74,505	11,905
Accrued expenses and other liabilities	13,828	(485)
Net cash (used in) provided by operating activities	(39,819)	38,020
Cash Flows (used in) provided by Investing Activities:
Purchases of short-term investments	(161,155)	(155,574)
Proceeds from sale of short-term investments	—	108,763
Maturities of short-term investments	157,385	101,328
Purchases of property and equipment	(5,991)	(5,201)
Net cash (used in) provided by investing activities	(9,761)	49,316
Cash Flows used in Financing Activities:
Proceeds from short-term borrowings	—	732
Repayment of short-term borrowings	—	(732)
Purchase of common stock for treasury shares	(2,481)	(65,530)
Payments for excise tax on purchase of common stock for treasury shares	(678)	(36)
Dividend payments	(15,133)	(11,519)
Issuance of common stock under Employee Stock Purchase Plan	602	619
Payment of payroll taxes on stock-based compensation through shares withheld	(1,354)	(1,343)
Net cash used in financing activities	(19,044)	(77,809)
(Decrease) increase in cash and cash equivalents	(68,624)	9,527
Cash and cash equivalents, beginning of period	193,221	178,318
Cash and cash equivalents, end of period	$124,597	$187,845

Non-cash Investing and Financing Activities:
Accrued purchases of property and equipment	$534	$866
Accrued purchase of treasury shares	$—	$123
Accrued excise tax on treasury purchases	$—	$615

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods reported and of the Company’s financial condition as of the date of the interim balance sheet. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these financial statements. The operating results for the three and nine months ended September 30, 2026 may not be indicative of the results expected for any succeeding quarter or the entire year ending December 31, 2026.

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

Included in interest income, net on the condensed consolidated statements of income is interest income on cash equivalents and short-term investments of $2,468 and $8,132 for the three and nine months ended September 30, 2026, respectively, and $3,689 and $10,706 for the three and nine months ended September 30, 2025, respectively.

Treasury Stock, at Cost

The total repurchases for the nine months ended September 30, 2026 and 2025 were recorded as treasury stock of $2,423 and $66,028, respectively. Such costs reflect the applicable one percent excise tax imposed by the Inflation Reduction Act of 2022 on the net value of certain stock repurchases made after December 31, 2022.

Severance Expenses

The severance expenses recorded for the nine months ended September 30, 2026 and 2025 were related to voluntary and involuntary reductions in the Company’s workforce to lower the Company’s cost structure. Both the voluntary and involuntary reductions included cash severance and other related termination benefits. The majority of each of these costs are expected to be paid within a year of the applicable termination. Included in accrued payroll on the condensed consolidated balance sheets as of September 30, 2026 was $427 related to unpaid severance expenses.

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

The following tables represent a disaggregation of revenue from arrangements with customers for the three months ended September 30, 2026 and 2025, along with the segment for each category (in thousands).

	Three Months Ended September 30, 2026
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$109,139	$119,194	$54,420	$282,753
Desktops	81,990	28,599	10,427	121,016
Software	44,503	49,310	23,370	117,183
Servers/Storage	14,496	45,378	14,529	74,403
Net/Com Products	36,395	20,805	9,792	66,992
Displays and Sound	34,630	21,447	11,365	67,442
Accessories	56,588	21,694	7,682	85,964
Other Hardware/Services	29,735	21,796	7,029	58,560
Total net sales	$407,476	$328,223	$138,614	$874,313

	Three Months Ended September 30, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$101,460	$87,488	$49,843	$238,791
Desktops	42,120	23,331	14,735	80,186
Software	35,183	41,456	18,490	95,129
Servers/Storage	17,724	23,139	10,413	51,276
Net/Com Products	19,825	17,489	9,449	46,763
Displays and Sound	29,748	21,191	11,885	62,824
Accessories	48,693	24,385	9,334	82,412
Other Hardware/Services	24,991	18,362	8,334	51,687
Total net sales	$319,744	$256,841	$132,483	$709,068

The following tables represent a disaggregation of revenue from arrangements with customers for the nine months ended September 30, 2026 and 2025, along with the segment for each category (in thousands).

	Nine Months Ended September 30, 2026
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$356,787	$378,425	$151,388	$886,600
Desktops	186,900	80,667	37,137	304,704
Software	104,668	127,015	42,866	274,549
Servers/Storage	55,483	91,691	30,557	177,731
Net/Com Products	80,430	68,818	28,397	177,645
Displays and Sound	100,162	65,141	36,042	201,345
Accessories	151,558	72,500	28,799	252,857
Other Hardware/Services	87,579	63,398	23,767	174,744
Total net sales	$1,123,567	$947,655	$378,953	$2,450,175

	Nine Months Ended September 30, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Notebooks/Mobility	$286,685	$295,909	$174,881	$757,475
Desktops	153,305	75,683	44,614	273,602
Software	92,017	111,218	34,863	238,098
Servers/Storage	57,350	77,556	37,780	172,686
Net/Com Products	61,612	55,000	30,669	147,281
Displays and Sound	82,812	64,094	36,084	182,990
Accessories	132,642	72,560	35,067	240,269
Other Hardware/Services	77,335	56,374	23,697	157,406
Total net sales	$943,758	$808,394	$417,655	$2,169,807

Contract Balances

The following table provides information about contract liabilities from arrangements with customers as of September 30, 2026 and December 31, 2025 (in thousands).

	September 30, 2026	December 31, 2025
Contract liabilities, which are included in "Accrued expenses and other liabilities"	$11,889	$8,801

Changes in the contract liability balances during the nine months ended September 30, 2026 and 2025 are as follows (in thousands):

2026
Balance at December 31, 2025	$8,801
Cash received in advance and not recognized as revenue	20,106
Amounts recognized as revenue as performance obligations satisfied	(17,018)
Balance at September 30, 2026	$11,889

2025
Balance at December 31, 2024	$10,290
Cash received in advance and not recognized as revenue	27,290
Amounts recognized as revenue as performance obligations satisfied	(29,777)
Balance at September 30, 2025	$7,803

Note 3–Fair Value Measurements

Cash equivalents and short-term investments as of September 30, 2026 and December 31, 2025 consist of the following (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$80,267	$—	$—	$80,267
Short-term investments:
U.S. Government treasury securities	219,241	—	(524)	218,717
Total	$299,508	$—	$(524)	$298,984

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$170,826	$—	$—	$170,826
Short-term investments:
U.S. Government treasury securities	213,358	99	—	213,457
Total	$384,184	$99	$—	$384,283

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

As of September 30, 2026 and December 31, 2025, the fair values of the Company’s investments were all measured using level 1 inputs.

Note 4–Earnings Per Share

Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributable to non-vested stock units and stock options outstanding, if dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$31,458	$24,740	$81,849	$63,010
Denominator:
Denominator for basic earnings per share	25,241	25,354	25,223	25,609
Dilutive effect of employee stock awards	200	135	139	125
Denominator for diluted earnings per share	25,441	25,489	25,362	25,734
Earnings per share:
Basic	$1.25	$0.98	$3.25	$2.46
Diluted	$1.24	$0.97	$3.23	$2.45

For the three and nine months ended September 30, 2026 and 2025, the Company had no outstanding non-vested stock units that were excluded from the computation of diluted earnings per share because including them would have had an anti-dilutive effect.

Note 5–Leases

The Company leases certain facilities from a related party, which is a company affiliated with it through common ownership. The costs for these leases are presented within short-term lease cost in the below table.

As of September 30, 2026, there were no additional significant operating leases that have not yet commenced. Refer to the following table for quantitative information related to the Company’s leases for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$—	$425	$425	$—	$1,442	$1,442
Short-term lease cost	418	219	637	1,255	552	1,807
Total lease cost	$418	$644	$1,062	$1,255	$1,994	$3,249

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$—	$282	$282	$—	$1,136	$1,136
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$559	$559	$—	$7,170	$7,170

Weighted-average remaining lease term (in years):
Capitalized operating leases				—	6.05	6.05

Weighted-average discount rate:
Capitalized operating leases				0.00%	4.64%	4.64%

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Related Parties	Others	Total	Related Parties	Others	Total
Lease Cost
Capitalized operating lease cost	$—	$461	$461	$—	$1,383	$1,383
Short-term lease cost	420	148	568	1,260	444	1,704
Total lease cost	$420	$609	$1,029	$1,260	$1,827	$3,087

Other Information
Cash paid for amounts included in the measurement of lease liabilities and capitalized operating leases:
Operating cash flows	$—	$516	$516	$—	$1,541	$1,541

Weighted-average remaining lease term (in years):
Capitalized operating leases				—	1.47	1.47

Weighted-average discount rate:
Capitalized operating leases				0.00%	4.33%	4.33%

As of September 30, 2026, future lease payments over the remaining term of capitalized operating leases were as follows (in thousands):

For the Years Ended December 31,
2026, excluding the nine months ended September 30, 2026	$99
2027	1,496
2028	1,603
2029	1,386
2030	1,281
Thereafter	3,240
$9,105

Imputed interest	$(1,275)
Lease liability balance at September 30, 2026	$7,830

As of September 30, 2026, the right-of-use, or ROU, asset had a balance of $7,541. The long-term lease liability was $6,712 and the short-term lease liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets, was $1,118. As of December 31, 2025, the ROU asset had a balance of $1,569. The long-term lease liability was $498 and the short-term lease liability, which is included in accrued expenses and other liabilities on the condensed consolidated balance sheets, was $1,290.

Note 6–Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income, which is included as a component of stockholders’ equity, is comprised of unrealized gains and losses on short-term investments, net of tax. The changes in accumulated other comprehensive (loss) income were as follows (in thousands):

Nine Months Ended
September 30, 2026
Balance - December 31, 2025	$78
Other comprehensive loss before reclassifications, net of tax	(426)
Less amounts reclassified from accumulated other comprehensive (loss) income, net of tax	66
Net other comprehensive loss	(492)
Balance - September 30, 2026	$(414)

Nine Months Ended
September 30, 2025
Balance - December 31, 2024	$174
Other comprehensive income before reclassifications, net of tax	12
Less amounts reclassified from accumulated other comprehensive (loss) income, net of tax	101
Net other comprehensive loss	(89)
Balance - September 30, 2025	$85

Included in amounts reclassified from accumulated other comprehensive (loss) income, net of tax for the nine months ended September 30, 2025 is $76 of realized gain, which is included in “Other income” on the unaudited condensed consolidated statements of income.

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

Segment information applicable to the Company’s operating segments and the related reconciliations to consolidated amounts for the three and nine months ended September 30, 2026 and 2025 are shown below (in thousands):

	Three Months Ended September 30, 2026
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$407,476	$328,223	$138,614	$874,313
Cost of sales	347,272	250,051	115,129
Personnel costs	20,913	19,604	9,253
Marketing	1,344	4,453	790
Allocated corporate overhead	19,921	23,927	11,964
Depreciation and amortization	60	2	7
Other segment expenses[1]	1,120	1,691	1,791
Operating income (loss)	$16,846	$28,495	$(320)	$45,021
Unallocated Headquarters/Other expenses				(4,041)
Interest income, net				2,467
Income before taxes				$43,447

	Three Months Ended September 30, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$319,744	$256,841	$132,483	$709,068
Cost of sales	271,976	188,779	109,668
Personnel costs	16,626	17,490	9,603
Marketing	895	2,724	675
Allocated corporate overhead	18,999	22,822	11,410
Depreciation and amortization	195	155	22
Other segment expenses[1]	670	1,165	1,730
Operating income (loss)	$10,383	$23,706	$(625)	$33,464
Unallocated Headquarters/Other expenses				(3,198)
Interest income, net				3,689
Income before taxes				$33,955

1)	Other segment expenses for each of the reportable segments include service contracts/subscriptions, professional fees, facilities operations, credit card fees, and other miscellaneous expenses.

	Nine Months Ended September 30, 2026
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$1,123,567	$947,655	$378,953	$2,450,175
Cost of sales	957,993	722,899	317,212
Personnel costs	56,852	55,457	26,264
Marketing	4,690	12,227	2,774
Allocated corporate overhead	57,639	69,297	34,647
Depreciation and amortization	406	260	32
Other segment expenses[1]	3,375	5,404	4,482
Operating income (loss)	$42,612	$82,111	$(6,458)	$118,265
Unallocated Headquarters/Other expenses				(14,048)
Interest income, net				8,355
Income before taxes				$112,572

Segment assets	$864,737	$709,215	$93,102	$1,667,054
Headquarters/Other assets				(150,756)
Consolidated assets				$1,516,298

	Nine Months Ended September 30, 2025
	Enterprise Solutions	Business Solutions	Public Sector Solutions	Total
Net sales	$943,758	$808,394	$417,655	$2,169,807
Cost of sales	806,070	606,076	353,939
Personnel costs	49,791	52,927	28,462
Marketing	3,779	10,127	2,334
Allocated corporate overhead	55,358	65,819	32,909
Depreciation and amortization	582	465	67
Other segment expenses[1]	2,947	5,293	6,043
Operating income (loss)	$25,231	$67,687	$(6,099)	$86,819
Unallocated Headquarters/Other expenses				(11,134)
Interest income, net				10,805
Other income				76
Income before taxes				$86,566

Segment assets	$743,554	$620,098	$94,832	$1,458,484
Headquarters/Other assets				(152,964)
Consolidated assets				$1,305,520

1)	Other segment expenses for each of the reportable segments include service contracts/subscriptions, professional fees, facilities operations, credit card fees, and other miscellaneous expenses.

The assets of the Company’s three operating segments presented above consist primarily of accounts receivable, net intercompany receivables, goodwill, and other intangibles, net. Assets reported under the Headquarters/Other are managed by corporate headquarters, including cash and cash equivalents, short-term investments, inventories, property and equipment, ROU assets, and intercompany balance, net. As of September 30, 2026 and 2025, total assets for the Headquarters/Other were presented net of intercompany balance eliminations of $56,785 and $51,204, respectively. The Company’s capital expenditures consist largely of IT hardware and software purchased to maintain or upgrade its management information systems. These information systems serve all of the Company’s segments, to varying degrees, and accordingly, the CODM does not evaluate capital expenditures on a segment-by-segment basis.

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

Note 10–Supplier Finance Programs

The Company has agreements with third-party financial institutions, instituted by request of participating suppliers, that allow for the ability to finance payment obligations from the Company. The third-party financial institutions have separate arrangements with the Company’s suppliers and provide them with the option to request early payment for invoices confirmed by the Company. The Company does not determine the terms or conditions of the arrangements between the third-parties and its suppliers and receives no compensation from the third-party financial institutions. The Company’s obligation to its suppliers, including amounts due and scheduled payment dates, are not impacted by the suppliers’ decisions to finance amounts under the arrangements. The payment terms under these arrangements are typical with industry standards and range from 30 to 50 days. The agreements with the financial institutions are collateralized by the inventory purchased through the financing agreements. The Company’s outstanding payment obligations under the supplier finance programs, which are included in accounts payable on the condensed consolidated balance sheets, were $65,925 and $58,563 at September 30, 2026 and December 31, 2025, respectively.

Note 11–Supplemental Cash Flow Information

Income taxes paid, net of refunds received for the nine months ended September 30, 2026 was $25,172. Income taxes paid for the nine months ended September 30, 2025 was $24,837.

Note 12–Subsequent Events

On October 14, 2026, the Company announced that Matthew Zafirovski joined the Company as President and Chief Operating Officer effective October 12, 2026. In connection with Mr. Zafirovski’s appointment, Timothy J. McGrath ceased serving as President of the Company, effective October 12, 2026. Mr. McGrath continues to serve as the Company’s Chief Executive Officer. The compensation costs associated with Mr. Zafirovski’s employment were disclosed in the Company’s 8-K filed with the SEC on October 14, 2026.

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

The ongoing global memory shortage (DRAM and NAND) could result in increased inventory costs, which may reduce our margins or require us to raise prices. The memory shortage could additionally result in a lack of availability of products, which could negatively impact our results of operations. As a result of these ongoing and anticipated shortages, we have purchased and may continue to purchase product in advance of customer orders, while customers may accelerate or delay purchasing depending on their capital resources.

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

The following table sets forth the gross billings for each of our operating segments and our consolidated entity (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross billings
Enterprise Solutions	$521.2	$423.3	$1,437.8	$1,229.6
Business Solutions	522.7	428.2	1,464.8	1,261.3
Public Sector Solutions	233.3	218.5	566.1	584.5
Total gross billings	$1,277.2	$1,070.0	$3,468.7	$3,075.4

RESULTS OF OPERATIONS

The following table sets forth information derived from our statements of income expressed as a percentage of net sales for the periods indicated (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$874.3	$709.1	$2,450.2	$2,169.8
Gross margin	18.5%	19.6%	18.5%	18.6%
Selling, general and administrative expenses	13.8%	15.3%	14.1%	15.0%
Income from operations	4.7%	4.3%	4.3%	3.5%

Net sales of $874.3 million for the third quarter of 2026 reflect an increase of $165.2 million, or 23.3% compared to the third quarter of 2025. The increase was primarily driven by increases in net sales of notebooks/mobility, desktops, servers/storage, software, net/com products, other hardware/services, displays and sound, and accessories of $44.0 million, $40.8 million, $23.1 million, $22.1 million, $20.2 million, $6.9 million, $4.6 million, and $3.6 million, respectively, as shown in the table in Note 2, “Revenue,” in the Notes to our Unaudited Condensed Consolidated Financial Statements. Gross profit for the third quarter of 2026 increased year-over-year by $23.3 million, or 16.8%, to $161.9 million as illustrated in the table and the discussion beginning on page 21 of this Quarterly Report on Form 10-Q. Gross margin decreased to 18.5% from 19.6% a year ago. The decrease in gross margin was primarily driven by a decrease in the amount of software sales recognized on a net basis relative to total net sales as these sales are recognized in the financial statements at 100% margin, as well as a decrease in invoice margins in net/com products primarily due to changes in customer mix. SG&A expenses as a percentage of net sales decreased to 13.8% compared to 15.3% a year ago, primarily due to the increase in net sales as discussed above. Operating income as a percentage of net sales increased to 4.7% compared to 4.3% a year ago, primarily due to the increases in net sales and gross profit as discussed above.

Net Sales Distribution

The following table sets forth our percentage of net sales by segment and product mix for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Segment
Enterprise Solutions	47%	45%	46%	44%
Business Solutions	37	36	39	37
Public Sector Solutions	16	19	15	19
Total	100%	100%	100%	100%

Product Mix
Notebooks/Mobility	32%	34%	36%	35%
Desktops	14	11	12	13
Software	13	13	11	11
Servers/Storage	9	7	7	8
Net/Com Products	8	7	7	7
Displays and Sound	8	9	8	8
Accessories	10	12	10	11
Other Hardware/Services	6	7	9	7
Total	100%	100%	100%	100%

Gross Profit Margin

The following table summarizes our gross margin, as a percentage of net sales, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Segment
Enterprise Solutions	14.8%	14.9%	14.7%	14.6%
Business Solutions	23.8	26.5	23.7	25.0
Public Sector Solutions	16.9	17.2	16.3	15.3
Total Company	18.5%	19.6%	18.5%	18.6%

Operating Expenses

The following table reflects our SG&A expenses for the periods indicated (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Personnel costs	$92.0	$84.5	$262.3	$248.6
Marketing	7.1	4.9	21.1	17.3
Service contracts/subscriptions	7.6	6.2	21.6	19.4
Professional fees	3.4	4.1	9.1	12.2
Depreciation and amortization	2.7	2.9	8.2	8.9
Facilities operations	2.0	1.9	5.9	5.6
Credit card fees	1.8	1.7	4.8	4.7
Other	4.3	2.2	11.8	8.4
Total SG&A expense	$120.9	$108.4	$344.8	$325.1
As a percentage of net sales	13.8%	15.3%	14.1%	15.0%

Severance Expenses

There were no severance expenses incurred during the three months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026 and 2025, we undertook actions to lower our cost structure. In connection with these initiatives, we incurred severance expenses of $3.1 million and $2.9 million for the nine months ended September 30, 2026 and 2025, respectively. The severance expenses were related to voluntary and involuntary reductions in our workforce. Both the voluntary and involuntary reductions included cash severance and other related termination benefits. The majority of each of these costs are expected to be paid within a year of the applicable termination and any unpaid balances are included in accrued payroll on the condensed consolidated balance sheets as of September 30, 2026.

Year-Over-Year Comparisons

In this section and elsewhere in this Quarterly Report on Form 10-Q we refer to changes in year-over-year results. Unless context otherwise requires, such references refer to changes between the three months ended September 30, 2026 and the three months ended September 30, 2025, and changes between the nine months ended September 30, 2026 and the nine months ended September 30, 2025.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Three Months Ended September 30,
	2026		2025
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$407.5	46.6%	$319.8	45.1%	$87.7	27.4%
Business Solutions	328.2	37.5	256.8	36.2	71.4	27.8
Public Sector Solutions	138.6	15.9	132.5	18.7	6.1	4.6
Total	$874.3	100.0%	$709.1	100.0%	$165.2	23.3%
Gross Profit:
Enterprise Solutions	$60.2	14.8%	$47.8	14.9%	$12.4	26.0%
Business Solutions	78.2	23.8	68.0	26.5	10.2	14.9
Public Sector Solutions	23.5	16.9	22.8	17.2	0.7	2.9
Total	$161.9	18.5%	$138.6	19.6%	$23.3	16.7%

Net sales increased for the third quarter of 2026 compared to the third quarter of 2025, as explained by the year-over-year changes discussed below:

●	Net sales of $407.5 million for the Enterprise Solutions segment reflect an increase of $87.7 million, or 27.4%. The increase in net sales is primarily due to increases in net sales of desktops, net/com products, software, accessories, notebooks/mobility, displays and sound, and other hardware/services of $39.9 million, $16.6 million, $9.3 million, $7.9 million, $7.7 million, $4.9 million, and $4.7 million, respectively. These increases were partially offset by a decrease in net sales of servers/storage products of $3.2 million.

●	Net sales of $328.2 million for the Business Solutions segment reflect an increase of $71.4 million, or 27.8%. The increase in net sales is primarily due to increases in net sales of notebooks/mobility, servers/storage, software, desktops, other hardware/services, and net/com products of $31.7 million, $22.2 million, $7.9 million, $5.3 million, $3.4 million, and $3.3 million, respectively. These increases were partially offset by a decrease in net sales of accessories of $2.7 million.

●	Net sales of $138.6 million for the Public Sector Solutions segment reflect an increase of $6.1 million, or 4.6%. Sales to the state and local government increased by $10.5 million, or 10.2%, compared to the prior year quarter, while sales to federal government and educational institutions decreased by $4.4 million, or 15.3%. The increase in net sales is primarily due to increases in net sales of software, notebooks/mobility, and servers/storage of $4.9 million, $4.6 million, and $4.1 million, respectively. These increases were partially offset by decreases in net sales of desktops, accessories, and other hardware/services of $4.3 million, $1.7 million, and $1.3 million, respectively.

Gross profit for the third quarter of 2026 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment increased by $12.4 million year-over-year primarily due to the increase in net sales as discussed in the preceding paragraph.

●	Gross profit for the Business Solutions segment increased by $10.2 million year-over-year primarily due to the increase in net sales as discussed in the preceding paragraph.

●	Gross profit for the Public Sector Solutions segment increased by $0.7 million primarily as a result of improved invoice margins in notebooks/mobility primarily due to changes in customer mix.

Gross margin for the third quarter of 2026 decreased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross margin for the Enterprise Solutions segment remained substantially the same year-over-year.

●	Gross margin for the Business Solutions segment decreased by 270 basis points primarily as a result of a decrease in the amount of software sales recognized on a net basis relative to total net sales in the segment, as well as a decrease in invoice margins in notebooks/mobility primarily due to changes in customer mix.

●	Gross margin for the Public Sector Solutions segment decreased by 30 basis points primarily as a result of a decrease in invoice margins in notebooks/mobility primarily due to changes in customer mix.

Selling, general and administrative expenses for the third quarter of 2026 increased in dollars but decreased as a percentage of net sales compared to the third quarter of 2025. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other expenses are summarized in the table below (dollars in millions):

	Three Months Ended September 30,
	2026		2025
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$43.4	10.7%	$37.4	11.7%	$6.0	16.0%
Business Solutions	49.7	15.1	44.4	17.3	5.3	12.0
Public Sector Solutions	23.8	17.2	23.4	17.7	0.4	1.6
Headquarters/Other, unallocated	4.0		3.2		0.8	26.5
Total	$120.9	13.8%	$108.4	15.3%	$12.5	11.5%

●	SG&A expenses for the Enterprise Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in personnel costs, use of shared Headquarter services, marketing, and other expenses of $4.3 million, $0.9 million, $0.4 million, and $0.4 million, respectively. SG&A expenses as a percentage of net sales were 10.7% for the Enterprise Solutions segment for the third quarter of 2026, which reflects a decrease of 100 basis points and is primarily due to the increase in net sales as discussed above.

●	SG&A expenses for the Business Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in personnel costs, marketing, use of shared Headquarter services, and other expenses of $2.1 million, $1.7 million, $1.1 million, and $0.4 million, respectively. SG&A expenses as a percentage of net sales were 15.1% for the Business Solutions segment for the third quarter of 2026, which reflects a decrease of 220 basis points and is primarily due to the increase in net sales as discussed above.

●	SG&A expenses for the Public Sector Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in other expenses, use of shared Headquarter services, and marketing of $0.7 million, $0.6 million, and $0.1 million, respectively, partially offset by decreases in professional fees and personnel costs of $0.7 million and $0.4 million, respectively. SG&A expenses as a percentage of net sales were 17.2% for the Public Sector Solutions segment for the third quarter of 2026, which reflects a decrease of 50 basis points and is primarily due to the increase in net sales as discussed above.

●	SG&A expenses for the Headquarters/Other increased year-over-year by $0.8 million primarily due to an increase in personnel costs, service contracts/subscriptions, and other expenses of $1.5 million, $1.3 million, and $0.5 million, respectively, partially offset by an increase in the allocated amounts to the operating segments of $2.6 million. The Headquarters/Other provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters/Other services are charged to the segments based on their estimated allocation usage of the underlying services.

Income from operations for the third quarter of 2026 was $41.0 million, compared to $30.3 million for the third quarter of 2025. Income from operations as a percentage of net sales increased to 4.7% for the third quarter of 2026, compared to 4.3% for the prior year quarter. The increase in income from operations both in dollars and as a percentage of net sales is primarily due to the increases in net sales and gross profit as discussed above.

Interest income, net for the third quarter of 2026 decreased to $2.5 million, compared to $3.7 million for the third quarter of 2025, primarily due to a decrease in interest income of $1.2 million. The decrease in interest income is primarily a result of lower cash equivalent balances in the current period combined with lower realized interest rates in the current period.

Income taxes. Our provision for income taxes for the third quarter of 2026 increased to $12.0 million, compared to $9.2 million for the third quarter of 2025. The increase in our provision for income taxes was primarily due to the increase in income before taxes. Our effective tax rate was 27.6% for the quarter ended September 30, 2026, compared to 27.1% for the quarter ended September 30, 2025.

Net income for the third quarter of 2026 increased to $31.5 million, compared to $24.7 million for the third quarter of 2025, primarily due to the increase in income from operations, partially offset by the decrease in interest income, net and the increase in our provision for income taxes, as discussed above.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Changes in net sales and gross profit by segment are shown in the following table (dollars in millions):

	Nine Months Ended September 30,
	2026		2025
		% of		% of	$	%
	Amount	Net Sales	Amount	Net Sales	Change	Change
Net Sales:
Enterprise Solutions	$1,123.6	45.9%	$943.8	43.5%	$179.8	19.1%
Business Solutions	947.7	38.7	808.4	37.3	139.3	17.2
Public Sector Solutions	378.9	15.4	417.6	19.2	(38.7)	(9.3)
Total	$2,450.2	100.0%	$2,169.8	100.0%	$280.4	12.9%
Gross Profit:
Enterprise Solutions	$165.6	14.7%	$137.7	14.6%	$27.9	20.3%
Business Solutions	224.8	23.7	202.3	25.0	22.5	11.1
Public Sector Solutions	61.7	16.3	63.7	15.3	(2.0)	(3.1)
Total	$452.1	18.5%	$403.7	18.6%	$48.4	12.0%

Net sales increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, as explained by the year-over-year changes discussed below:

●	Net sales of $1,123.6 million for the Enterprise Solutions segment reflect an increase of $179.8 million, or 19.1%. The increase in net sales is primarily due to increases in net sales of notebooks/mobility, desktops, accessories, net/com products, displays and sound, software, and other hardware/services of $70.1 million, $33.6 million, $18.9 million, $18.8 million, $17.4 million, $12.7 million, and $10.2 million, respectively. These increases were partially offset by a decrease in net sales of servers/storage of $1.9 million.

●	Net sales of $947.7 million for the Business Solutions segment reflect an increase of $139.3 million, or 17.2%. The increase in net sales is primarily due to increases in net sales of notebooks/mobility, software, servers/storage, net/com products, other hardware/services, desktops, and displays and sounds of $82.5 million, $15.8 million, $14.1 million, $13.8 million, $7.0 million, $5.0 million, and $1.0 million, respectively.

●	Net sales of $378.9 million for the Public Sector Solutions segment reflect a decrease of $38.7 million, or 9.3%. Sales to the federal government decreased by $53.3 million, or 46.7%, compared to the prior year period, primarily due to a few large orders in the prior period that did not repeat. Sales to state and local government and educational institutions increased by $14.6 million, or 4.8%. The decrease in net sales is primarily due to decreases in net sales of notebooks/mobility, desktops, servers/storage, accessories, and net/com products of $23.5 million, $7.5 million, $7.2 million, $6.3 million, and $2.3 million, respectively. These decreases were partially offset by an increase in net sales of software of $8.0 million.

Gross profit for the nine months ended September 30, 2026 increased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross profit for the Enterprise Solutions segment increased by $27.9 million year-over-year primarily due to the increase in net sales as discussed in the preceding paragraph.

●	Gross profit for the Business Solutions segment increased by $22.5 million year-over-year primarily due to the increase in net sales as discussed in the preceding paragraph.

●	Gross profit for the Public Sector Solutions segment decreased by $2.0 million year-over-year primarily due to the decrease in net sales as discussed in the preceding paragraph.

Gross margin for the nine months ended September 30, 2026 decreased year-over-year, as explained by the year-over-year changes discussed below:

●	Gross margin for the Enterprise Solutions segment remained substantially the same year-over-year.

●	Gross margin for the Business Solutions segment decreased by 130 basis points primarily as a result of decreases in invoice margins in desktops and notebooks/mobility primarily due to changes in customer mix.

●	Gross margin for the Public Sector Solutions segment increased by 100 basis points primarily due to an increase in the amount of software sales recognized on a net basis relative to total net sales in the segment, as well as a few low-margin deals in the prior period that did not repeat.

Selling, general and administrative expenses for the nine months ended September 30, 2026 increased in dollars but decreased as a percentage of net sales compared to the nine months ended September 30, 2025. SG&A expenses attributable to our three segments and the remaining unallocated Headquarters/Other expenses are summarized in the table below (dollars in millions):

	Nine Months Ended September 30,
	2026		2025
		% of		% of
		Segment Net		Segment Net	$	%
	Amount	Sales	Amount	Sales	Change	Change
Enterprise Solutions	$122.8	10.9%	$112.5	11.9%	$10.3	9.2%
Business Solutions	142.4	15.0	133.0	16.5	9.4	7.0
Public Sector Solutions	67.6	17.8	69.8	16.7	(2.2)	(3.1)
Headquarters/Other, unallocated	12.0		9.8		2.2	22.0
Total	$344.8	14.1%	$325.1	15.0%	$19.7	6.1%

●	SG&A expenses for the Enterprise Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in personnel costs, use of shared Headquarter services, and marketing of $7.1 million, $2.3 million, and $0.9 million, respectively. SG&A expenses as a percentage of net sales were 10.9% for the Enterprise Solutions segment for the nine months ended September 30, 2026, which reflects a decrease of 100 basis points and is primarily due to the increase in net sales as discussed above.

●	SG&A expenses for the Business Solutions segment increased year-over-year in dollars but decreased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to increases in use of shared Headquarter services, personnel costs, marketing, and other expenses of $3.5 million, $2.5 million, $2.1 million, and $1.1 million, respectively. SG&A expenses as a percentage of net sales were 15.0% for the Business Solutions segment for the nine months ended September 30, 2026, which reflects a decrease of 150 basis points and is primarily due to the increase in net sales as discussed above.

●	SG&A expenses for the Public Sector Solutions segment decreased year-over-year in dollars but increased as a percentage of net sales. The year-over-year change in SG&A dollars was primarily attributable to decreases in professional fees and personnel costs of $2.9 million and $2.2 million, respectively, partially offset by increases in use of shared Headquarter services and other expenses of $1.7 million and $1.0 million, respectively. SG&A expenses as a percentage of net sales were 17.8% for the Public Sector Solutions segment for the nine months ended September 30, 2026, which reflects an increase of 110 basis points and is primarily due to the decrease in net sales as discussed above.

●	SG&A expenses for the Headquarters/Other increased year-over-year by $2.2 million primarily due to increases in personnel costs, service contracts/subscriptions, other expenses, marketing, and facility operations of $6.3 million, $2.1 million, $0.5 million, $0.4 million, and $0.4 million, respectively, partially offset by an increase in the allocated amounts to the operating segments of $7.5 million. The Headquarters/Other provides services to the three segments in areas such as finance, distribution center, human resources, IT, marketing, and product management. Most of the operating costs associated with such corporate Headquarters/Other services are charged to the segments based on their estimated allocation usage of the underlying services.

Severance expenses for the nine months ended September 30, 2026 were $3.1 million, compared to $2.9 million for the nine months ended September 30, 2025. The severance expenses were related to voluntary and involuntary reductions in our workforce to lower our cost structure and included cash severance and other related termination benefits.

Income from operations for the nine months ended September 30, 2026 was $104.2 million, compared to $75.7 million for the nine months ended September 30, 2025. Income from operations as a percentage of net sales increased to 4.3% for the nine months ended September 30, 2026, compared to 3.5% for the prior year period. The increase in income from operations both in dollars and as a percentage of net sales is primarily due to the increases in net sales and gross profit as discussed above.

Interest income, net for the nine months ended September 30, 2026 decreased to $8.4 million, compared to $10.8 million for the nine months ended September 30, 2025, primarily due to a decrease in interest income of $2.4 million. The decrease in interest income is primarily a result of lower cash equivalent balances in the current period combined with lower realized interest rates in the current period.

Income taxes. Our provision for income taxes for the nine months ended September 30, 2026 increased to $30.7 million, compared to $23.6 million for the nine months ended September 30, 2025. The increase in our provision for income taxes was primarily due to the increase in income before taxes. Our effective tax rate was 27.3% for the nine months ended September 30, 2026, compared to 27.2% for the nine months ended September 30, 2025.

Net income for the nine months ended September 30, 2026 increased to $81.8 million, compared to $63.0 million for the nine months ended September 30, 2025, primarily due to the increase in income from operations, partially offset by the decrease in interest income, net and the increase in our provision for income taxes, as discussed above.

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

We expect to meet our cash requirements for the next twelve months and beyond through a combination of cash on hand, short-term investments, and cash generated from operations, as follows:

●	Cash and Cash Equivalents. As of September 30, 2026, we had $124.6 million in cash and cash equivalents.

●	Short-term Investments. As of September 30, 2026, we had $218.7 million in short-term investments.

●	Cash Generated from Operations. We expect to generate cash flows from operations in excess of operating cash needs by generating earnings and managing net changes in inventories and receivables with changes in payables to generate positive cash flow.

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

Dividends

A summary of 2026 dividend activity for our common stock is as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date
$0.20	February 3, 2026	February 17, 2026	March 6, 2026
$0.20	April 28, 2026	May 12, 2026	May 29, 2026
$0.20	July 28, 2026	August 11, 2026	August 28, 2026

On October 28, 2026, we announced that our Board of Directors declared a quarterly cash dividend on our common stock of $0.20 per share. The dividend will be paid on November 27, 2026 to all stockholders of record as of the close of business on November 10, 2026. The declaration and payment of any future dividends is at the discretion of our Board of Directors and will depend upon our financial position, strategic plans, general business conditions and any other factors deemed relevant by our Board of Directors.

Summary of Sources and Uses of Cash

Cash flows from operating, investing and financing activities for the nine months ended September 30, 2026 and 2025, as reflected in our Unaudited Condensed Consolidated Statements of Cash Flows included in Item 1 of this Quarterly Report on Form 10-Q, are summarized in the following table (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by operating activities	$(39.8)	$38.0
Net cash (used in) provided by investing activities	(9.8)	49.3
Net cash used in financing activities	(19.0)	(77.8)
(Decrease) increase in cash and cash equivalents	$(68.6)	$9.5

Cash (used in) provided by operating activities is summarized as follows (in millions):

	Nine Months Ended September 30,
	2026	2025	Change
Net income	$81.8	$63.0	$18.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8.2	8.9	(0.7)
Adjustments to credit losses reserve	3.2	1.2	2.0
Stock-based compensation expense	8.0	7.1	0.9
Deferred income taxes	0.5	3.2	(2.7)
Amortization of discount on short-term investments, net	(2.1)	(1.6)	(0.5)
Other adjustments	0.1	—	0.1
Changes in assets and liabilities:
Accounts receivable	(144.8)	(6.5)	(138.3)
Inventories	(83.0)	(40.0)	(43.0)
Prepaid expenses and other current assets	(1.1)	(4.9)	3.8
Other non-current assets	1.1	(3.8)	4.9
Accounts payable	74.5	11.9	62.6
Accrued expenses and other liabilities	13.8	(0.5)	14.3
Net cash (used in) provided by operating activities	$(39.8)	$38.0	$(77.8)

The decrease in net cash from operating activities of $77.8 million for the nine months ended September 30, 2026 was primarily attributable to changes in accounts receivable, accounts payable, and inventories of $138.3 million, $62.6 million, and $43.0 million, respectively. The change in cash from operating activities attributable to accounts receivable is primarily driven by the timing of customer deliveries. The change in cash from operating activities attributable to accounts payable is primarily due to the timing of payments. The change in cash from operating activities attributable to inventories is primarily due to bringing in inventory for several large scale customer deployments.

In order to manage our working capital and operating cash needs, we monitor our cash conversion cycle, defined as days of sales outstanding in accounts receivable plus days of supply in inventory minus days of purchases outstanding in accounts payable, based on a rolling three-month average. Components of our cash conversion cycle are as follows:

	September 30,
(in days)	2026	2025
Days of sales outstanding (DSO)(1)	74	74
Days of supply in inventory (DIO)(2)	29	22
Days of purchases outstanding (DPO)(3)	(53)	(50)
Cash conversion cycle	50	46

(1)	Represents the trade receivable at the end of the quarter divided by average daily net sales for the same three-month period.

(2)	Represents the inventory balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

(3)	Represents the accounts payable balance at the end of the quarter divided by average daily cost of sales for the same three-month period.

The cash conversion cycle increased to 50 days at September 30, 2026, compared to 46 days at September 30, 2025, as evidenced in the above cash conversion table. The increase in DIO is primarily due to the increase in inventory as of September 30, 2026 compared to September 30, 2025. The increase in DPO is primarily due to the increase in accounts payable as of September 30, 2026 compared to September 30, 2025.

Cash (used in) provided by investing activities for the nine months ended September 30, 2026 consisted of $161.2 million of purchases of U.S. Government treasury securities, $157.4 million of maturities of U.S. Government treasury securities, and $6.0 million of purchases of property and equipment. The property and equipment expenditures were primarily for computer equipment and capitalized internally developed software in connection with investments in our IT infrastructure. In the prior year period, investing activities consisted of $155.6 million of purchases of U.S. Government treasury securities, $108.8 million of sales of U.S. Government treasury securities, $101.3 million of maturities of U.S. Government treasury securities, and $5.2 million of purchases of property and equipment.

Cash used in financing activities for the nine months ended September 30, 2026 consisted of $15.1 million of dividend payments, $2.5 million of treasury purchases, $0.7 million of excise tax payments on treasury purchases, $0.6 million of issuances of stock under the Employee Stock Purchase Plan, and $1.4 million of payments of payroll taxes on stock-based compensation through shares withheld. In the prior year period, financing activities consisted of $0.7 million of aggregate borrowings and repayments, $65.5 million of treasury purchases, $11.5 million of dividend payments, $0.6 million of issuances of stock under the Employee Stock Purchase Plan, and $1.3 million of payments of payroll taxes on stock-based compensation through shares withheld.

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

Operating Leases. We lease facilities, including our corporate headquarters, from a related party, which is a company affiliated with us through common ownership. The lease agreement of our corporate headquarters has expired. We continue to occupy the facility on a month-to-month basis under the terms of the prior written lease agreement. It is our intention to enter into a written, long-term lease for our corporate headquarters. We also lease facilities from third parties under non-cancelable operating leases. Certain leases require us to pay real estate taxes, insurance, and common area maintenance charges. See “Item 2. Properties” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding our operating leases.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as described above. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408(c) of Regulation S-K) during the third quarter of 2026.

Item 6. Exhibits

Exhibit Number		Description

3.1

Amended and Restated Certificate of Incorporation of PC Connection, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-4 (333-63272) filed on June 19, 2001).

3.2		Amended and Restated Bylaws of PC Connection, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed on January 9, 2008).

31.1	*	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of the Company’s Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	Inline XBRL Instance Document* - The Instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE	*	Inline XBRL Taxonomy Presentation Linkbase Document.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Other Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PC CONNECTION, INC.

Date:	October 28, 2026	By:	/s/ TIMOTHY J. MCGRATH
Timothy J. McGrath
Chief Executive Officer (Duly Authorized Officer)

Date:	October 28, 2026	By:	/s/ THOMAS C. BAKER
Thomas C. Baker
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)